Form 10-Q/A
period 2016-12-31
Landbay Inc
filed 2017-01-30
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

OMBAPPROVAL OMB Number:3235-0070 Expires: September 30, 2018 Estimated average burden hours per response. . .187.43
FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:333-210916

Landbay Inc (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)

81-1260549 (I.R.S. Employer Identification No.)

Address:3906 Main Street, 207, Flushing, NY11354 (Address of principal executive offices) (Zip Code)

Tel: 646-508-6285 (Registrant's telephone number, including area code)

Not applicable! (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [ X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [ ] No

The number of shares of the registrant's Class A common stock, par value $0.0000001 per share, outstanding was 99,900,000,000 as of January 23, 2017.

Back to Top

LANDBAY INC
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended December 31, 2016

Table of Contents PART I : FINANCIAL INFORMATION

PART II : OTHER INFORMATION

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Landbay," "company," "we," "us," and "our" in this document refer to Landbay, Inc., a New York corporation.

PART I: FINANCIAL INFORMATION

LANDBAY INC FINANCIAL STATEMENT (UNAUDITED) AS OF DECEMBER 31, 2016 LANDBAY INC BALANCE SHEETS (UNAUDITED) AS OF DECEMBER 31, 2016 ASSETS
Current assets:
Cash & cash equivalents	$1,395
Short Term Investment	$2,397
Total current assets	$3,792

TOTAL ASSETS	$3,792

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	$1,000
Tax payable	-
Loan payable	$2,000
Total current liabilities	$3,000

Stockholder's equity:
Common Stock: 0.0000001 Par Value; 99,900,000,000 Shares authorized; 0 share issued and outstanding	-
Additional paid-in capital	$2,395
Retained earnings (Deficit)	$(1,603)
Total stockholder's equity	$792

Total liabilities and stockholder's equity	$3,792
LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE PERIOD FROM OCTOBER 01, 2016 TO DECEMBER 31, 2016
Revenues:
Gain (loss) from Investment	-
Trading Commissions	$7
Unrealized Gain (lose) from Investment	$(193)

Less: (Fee and commission Expense)	$(49)

Net profit(lose)	$(235)

Expenses:
Bank Service Charge	$64
Other Supplies	-
Legal & Professional	$1,000
Total Expenses	$1,064

Excess of Revenues over Expenses before Taxes	$(1,299)

Provision for Taxes:
NY State Tax	-
NYC Tax	-

Net income (loss)	$(1,299)
- LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM OCTOBER 01, 2016 TO DECEMBER 31, 2016
Shareholders' Equity-OCTOBER 01, 2016	$2,091

Add: Net (Lose) from the period from October 1, 2016 to December 31, 2016	$(1,299)

Add: Additional Paid-in Capital	-

Less: Additional Paid-out Capital	-

Shareholder's Equity-DECEMBER 31, 2016	$792
LANDBAY INC STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE PERIOD FROM OCTOBER 01, 2016 TO DECEMBER 31, 2016
Cash flows from operating activities:
Net Loss	$(1,299)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-
(Increase)decrease in assets:
Account receivables	-
Short term investments	$(1,758)
(Increase)decrease in liabilities:
Account payables	$1,000
Net cash provided by (used in) operating activities	$(2,057)

Cash flows from investing activities:
Long term investments	-
Net cash provided by (used in) investing activities	-

Cash flows from financing activities:
Loan	$2,000
Capital stock	-
Additional paid-in capital	-

Net cash provided by (used in) financing activities	$2,000

Net increase (decrease) in cash and cash equivalents	$(57)

Cash and cash equivalent-October 01, 2016	$1,452

Cash and equivalents-December 31, 2016	$1,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-
Tax expenses	-

LANDBAY INC
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2016

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Landbay Inc., the Company, incorporated in the State of New York on January 28, 2016, is engaged in the investment activities of the spot gold and silver trading.

During in its initial operations, the company opened a trading account in Bullion Vault which the brokerage firm registered in England to start trading activities. The company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue the investment activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on January 28, 2016, and the Company started its operations to trade the spot gold and spot silver on March 26, 2016.

These accompanying financial statements of the Company is for the period from October 01, 2016, to December 31, 2016.

b. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Income Taxes

The Company is responsible for paying federal, state and local income tax and, accordingly, provisions are made for income taxes.

d. Basis of measurement

The financial statements have been prepared on the historical cost basis, except for the following material items in the statement of financial position:

(a). All short-term investments including spot gold and spot silver are considered Trading Securities

(b). Short-term investments at fair value through gains or losses are measured at fair value

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. Cash and Cash Equivalents

The financial statements are presented in US dollar, which is the Company's functional currency. Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York and a trading account in Bullion Vault which is in England. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on December 31, 2016:

Cash in Bank and brokerage accounts $1,395

f. Revenue Recognition

The company recognizes capital gains and losses from the spot gold trading and the spot silver trading at the time it sells gold and silver from the trading in brokerage firms. Additionally, it recognizes unrealized gains and losses through adjustments to the fair market value at the end of each period. The change in fair market value is reported on the income statement under "Revenues" - "Unrealized Gain (loss) from investments".

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2016.

  NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. As of December 31, 2016, the Short Term Investment holdings were as followings:

Bullion Property (kg)	(Kg)	Valuation in $(USA)
Zurich Gold	0.008	$295
London Silver	1.767	$913
Toronto Gold	0.020	$740
Toronto Silver	0.868	$449
Totals		$2,397

NOTE 5. STOCKHOLDER'S EQUITY

The company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There are no shares of common stocks outstanding as of December 31, 2016. In the period from October 01, 2016 to December 31, 2016, the Company didn't issue any stock types, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its sole owner at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On November 21, 2016, Larison Inc. loaned $2,000 to Landbay Inc. for working capital purposes. The Company's president, Mr. Wanjun Xie owns 100% of common stocks issued and outstanding of Larison Inc and is also the president and CEO of that entity. It is a short term loan that bears no interest and will be paid back within 12 months. Since this is a short term loan, imputed interest need not be calculated as it is rendered immaterial.

Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the financial statements of Landbay Inc., and the related notes included elsewhere in this statement. The historical financial data discussed below reflects the historical results and financial position of Landbay Inc.

The Corporation in engaging to trade the spot gold and the spot silver in Canada Markets.

Financial results of the quarter ended December 31, 2016:

(1). Operation income was $7.

(2). Unrealized gain (lose) from investment was $(193).

(3). Total costs and expenses were $(1,064).

(4). Cash and cash equivalents and marketable securities were $1,395 as of Dcember 31, 2016.

Summary

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenses, the management expenditure, proffessional fees and the bank fees.

Components of Results of Operations

Revenue

Trading incoming: The primary incomes of the Corporation were trading the spot gold and the spot silver.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees and the custodian's fees.

Management expenditure: the Corporation will pay the managing fees quarterly to the Blueville Inc, which is the managing company of the Corporation.

Results of Operations of the Quarter ended December 31, 2016:

The following tables set forth our condensed statements of income data:

Ended December 31, 2016
Revenue	$7
Cast of Revenue	$49
Net Profit (Lose)	$(42)
Expenses:
Bank Service Charge	$64
Office Supplies	-
Legal & Profeesional	$1,000
Total Expenses	$1,064
Excess of Revenue over Expenses before Taxes	($1,299)
NY State Tax	-
NYC Tax	-
Net income (lose)	($1,299)
The following table set forth our condensed statements of income data (as a percentage of revenue):
5 Back to Table of Contents Revenue
Ended December 31, 2016
From October 1, 2016 to December 31, 2016
Revenue:
Revenue	$7
Total revenue	$7
Cost of Revenue
Ended December 31, 2016
From October 1, 2016 to December 31, 2016
Cost of revenue	$49
Percentage of revenue	-
Management Expenditure
Ended December 31, 2016
From October 1, 2016 to December 31, 2016
Expenses	$1,064
Percentage of revenue	-
Provision for income taxes
Ended December 31, 2016
From October 1, 2016 to December 31, 2016
Provision for income taxes	-
Effective tax rate	-

Full Fiscal Years

We discuss the financial condition and results of operations of the Corporation since October 1, 2016 to December 31, 2016.

Liquidity and Capital Resources

Our capital resources were from the investment of the owner. Our Capital Resources sources were our cash. Cash were $1,395 as of December 31, 2016 ..

Cash Provided by Operating Activities

$2,395 cash was invested in the spot gold and the spot silver trading as of December 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The Corporation didn't have any contractual obligations as of December 31, 2016.

Obligations or Liabilities

The Corporation has $3,000 liabilities (including contingent obligations or liabilities) as of December 31, 2016.

Contingencies

The Corporation didn't have any contingencies as of December 31, 2016.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of December 31, 2016.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable!

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of December 31, 2016

Item 1A. Risk Factors

There aren't any Risk Factors to e changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None!

Item 5. Other Information

None.

Item 6. Exhibits

101.INS    XBRL Instance Document

101.SCH    XBRL Taxonomy Extension Schema Document

101.CAL    XBRL Taxonomy Extension Calculation Document

101.LAB    XBRL Taxonomy Extension Labels Document

101.PRE    XBRL Taxonomy Extension Presentation Document

101.DEF    XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Landbay Inc

Signature: Wanjun Xie
President, On behalf of Landbay Inc
(Chief Executive Officer)

Date:January 23, 2017

Signature: Wanjun Xie
President, On behalf of Landbay Inc
(Chief Financial Officer)

Date:January 23, 2017