Form 10-K
period 2017-03-31
Landbay Inc
filed 2017-06-27
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

OMBAPPROVAL OMB Number:3235-0063 Expires: Jun 30, 2017 Estimated average burden hours per response. . .1998.78
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-210916

Landbay Inc (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)

81-1260549 (I.R.S. Employer Identification Number)

3906 Main Street, 207, Flushing, NY11354 (Address of principal executive offices) (Zip Code)

646-508-6285 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
Class A Common Share	None
Securities registered pursuant to section 12(g) of the Act:
It isn't applable! (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [ ]    No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 31, 2017, the last business day of the registrant's most recently completed first fiscal quarter, was $768 based upon the IPO price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ ]   No [X]

On December, 2016, the registrant had 99,900,000,000 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A prospectus for issuing the class A common shares of the registrant was filed to Securities & exchange Commissions by Form S-1/A on December 23, 2016.

Back to Top

LANDBAY INC FORM 10-K TABLE OF CONTENTS

Back to Top

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Landbay," "company," "we," "us," and "our" in this document refer to Landbay Inc., a New York corporation.

PART I

Item 1. Business

The Corporation is engaging in trading the spot gold and the spot silver in Canada Market, at same time, The Corporation is engaging in holding or trading in securities, but owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of the Corporation on an unconsolidated basis.

We have disclosured the businesses for trading the spot gold and the spot silver in Canada Market.

The business for holding or trading in securities:

1. The corporation started to hold, own and trade some securities in open market in USA since February 24, 2017.

2. For avoid to become an investment company, the Corporation will owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of the Corporation on an unconsolidated basis.

3. We buy or will buy some securities when their price is low, or we acquire or will acquire some securities from affiliates of the Corporation. We will sell these securities when their price is high. The price difference between buy and sell, subtract the trading fees and the account expenses, will be the profit of the Corporation.

4. All securities which the Corporation acquire or will acquire some securities inside of U.S.A, and all unused fund is deposited in broker's account in U.S.A..

5. The Corporation is using the stock trading System of Alpine Securities Inc to be the trading vehicle, to trade some securities.

Alpine Securities Inc registered in USA at 39 Exchange Place, Salt Lake City, UT 84111, Tel: (801) 355-5588.

The stock trading System: An broker's platform is used to trade securities. The unused fund is deposited in an special account of Aipine Securities Inc. The securities are or will be stored in the Depository Trust Company (DTC). Customers can use internet to review their account. Customers must call the brokers to place their orders for buying and selling some securities.

6. The factors for impacting the price of the securities which the Corporation will acquire, hold and trade:

(1). The supply-demand relationship of the securities;

(2). Profit or lose of these companies which issue these securities;

(3). The trends of the stock markets in USA. In recent years, the trends of the stock markets in USA is up-trend.

7. The corporation's investment strategy for the securities investment is that the Corporation will acquire, hold and trade the short term securities, especial some securities of affiliates.

8. The Corporation plan that less than 40% of the company's assets will be invested in trading some securities.

9. The Corporation won't use any trading advisors for trading securities.

10. Competitive business conditions and the smaller reporting company's competitive position in the industry and methods of competition:

The Corporation is engaged in trading some securities in USA. The important competition of the Corporation is the compitition of the securities's price. When the supplement will exceed the demandment, the securities' price will be going down. When the demandemnt will exceed the supplement, the securities' price will be going up.

When the securities' price will be going down, it will be the opportunity that the Corporation will buy or acquire more securities. When the securities' price will be going up, it will be the opportunity that the Corporation will sell the securities which the Corporation will be holding.

The Corporation will buy some securities of affiliates when their price is low, or acquire some securities of affiliates by their gifts.

11. Effect of existing or probable governmental regulations on the business:

The business, which the Corporation is engaging in trading some securities, is regulated by the U.S. Securities & Exchange Commission.

12. Reports to security holders:

(1). If we are not required to deliver an annual report to security holders, we will voluntarily send an annual report include audited financial statements to security holders;

(2). We file reports with the Securities and Exchange Commission. We are a reporting company, and we will file Form S-1, Form 10-K, Form 10-Q, Form 8-K, Form 3, Form 4 and Form 5 and other information with the Commission;

(3). The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission and the address of that site (http://www.sec.gov). Our Internet address: http://www.xiewanjun.com.

Item 1A. Risk Factors

We have disclosured the risk factors which the Corporation is engaging in trading the spot gold and the spot silver in Canada Market.

The risk factors for holding or trading in securities:

1. System Risk

Because the influence and the changing of some factors, all stock's price in the stock market are falling, and then loses are brought to shareholders. System risk is made by the political, economic and social factors.

2. Non-System Risk

The operation and the management, the financial situation, the market sales, the important investment, and etc. factors of a public company have been changed, and then the stock's price of the company is impacted.

3. Risk of the Activities for Investing and Trading

Because investors have the limit knowledge and the limit time, and then they may make loses which shouldn't be incurred. Some loses are made by brokerages, but these loses are transferred to the investors.

4. Risk in Trading Process

In current market, the important trading ways are the trading by internet, the trading by phone call, self-helping trading in counters of branches, trading by cell phone, etc. There are the follow same risk factors:

(1). Because the reasons of technology and equipment, make the risk that the trading entrust functions can't be used or delayed, and the transferring functions can't be used or delayed.

(2). Because too many persons to use the trading system, make the risk that the trading system is busy and slow, investors have to waiting the system, and their trading may be delayed.

(3). Because relevant private information, example for trading password, shareholders' code, fund account, etc. are disclosure, and incur the risk that the investor's will is be violated.

(4). In the process of all kinds entrusting trading, because the mistakes or the invalid operations of investors, make loses to the investors.

(5). Because factors which can't be predicted and controlled, make the risk that system incur malfunction, equipment incur malfunction, communication incur malfunction, power cut or other outburst accident, and make that the trading can't be proceeded.

5. Risk of the Force Majeure

Because earthquake, typhoon, flood, fire disaster, war, strike or other force majeure reasons, make the risk that the stock market can't be normal to trade.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We have disclosed the Properties of the Corporation.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

It isn't applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1. Market for Registrant's Common Equity and Related Stockholder Matters:

(1). There isn't an established public trading market for class A common shares of the Corporation.

(2). Because we are small company, so we are very difficult to find a market maker who like to help the Corporation to file 211 process in FINRA, so there is an absence of an established public trading market.

(3). On December 23, 2016, the class A common shares of the Corporation are registered in SEC by Form S-1/A, and price of per share was $0.0000001 in its IPO.

(4). The class A common shares of the Corporation are registered by Form S-1, As of March 31, 2017, there is no established United States public trading market. The amount of class A common shares was 99,900,000,000 class A common shares.

(5). As of March 31, 2017, the approximate number of holders of class A common shares of the registrant are 56.

(6). The class A common shares of the Corporation are registered by Form S-1, Larison Inc own directly 92.23% class A common shares of the Corporation. Wanjun Xie is the beneficial owner, and he own indirectly 92.23% class A common shares of the Corporation. Wanjun Xie is the director and the officer of Larison Inc, at same time, Wanjun Xie is the director and the officer of the Corporation.

(7). There aren't any cash dividends declared on each class of its common equity by the registrant for the two most recent fiscal years, any subsequent interim period and in the foreseeable future.

(8). There aren't the securities authorized for issuance under equity compensation plans.

2. There aren't any unregistered securities of the Corporation to be issued.

3. Use of proceeds from registered securities

(1). The effective date was December 23, 2017; the Commission file number was 333-210916.

(2). The offering date was December 24, 2017.

(3). The offering has terminated. It wasn't terminated before the sale of all securities registered.

(4). The securities registered are Class A common shares.

(5). Class A common share which were provided for the account of the issuer: the amount registered and sold was 99,900,000,000 shares; the aggregate price of the offering amount registered was $0.0000001. There weren't securities to be provided for the account(s) of any selling security holder.

(6). From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions: Finders' fees was $0; expenses paid to or for underwriters was $0; other expenses was $0; total expenses was$0

(7). Direct or indirect payments to directors, officers, general partners of the issuer or their associates was $0; to persons owning ten (10) percent or more of any class of equity securities of the issuer was $0; and to affiliates of the issuer was $0.

(8). Direct or indirect payments to others was $0.

(9). The net offering proceeds to the issuer after deducting the total expenses was$9,990.

(10). From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment was $0; purchases of real estate was $0; acquisition of other business(es) was $0; repayment of indebtedness was $0; working capital was $9,990; temporary investments was $0; and any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 has been used was $0.

(11). There weren't any payment to be direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(12). There weren't any payment to be direct or indirect payments to others.

(13). There weren't the use of proceeds of this Item represents a material change in the use of proceeds described in the prospectus.

Item 6. Selected Financial Data

The Corporation is a small reporting company. A small reporting company isn't required to report this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements of Landbay Inc., and the related notes included elsewhere in this statement. The historical financial data discussed below reflects the historical results and financial position of Landbay Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-Looking Statement" and "Risk Factors". Actual results may differ materially from those contained in any forward looking statements.

Overview

Industry Environment

Landbay Inc is engaging in trading the gold and silver in Canada Market, at same time, Landbay Inc is engaging in holding or trading in securities, but owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of landbay Inc on an unconsolidated basis.

The business that the Corporation is trading the spot gold and the spot silver was impacted by the international circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

(1). US dollar is appreciation; the international political situation is stable; a financial status and the economy status in some countries are good; deflation in some countries happen; the rate of US dollar is fall, demand exceed supply seriously, and so on, the price of gold and silver will going down. This is the opportunity that the Corporation will buy and hold the spot gold and the spot silver.

(2). US dollar is depreciation; chaos caused by war; a volatile international political situation; a financial crisis in some countries; inflation in some countries; the rate of US dollar is raising, supply exceed demand seriously, and so on, the price of gold and silver will going up. This is the opportunity that the Corporation will sell its spot gold and its spot silver, and gain profits.

(3). We don't consider these to be a known trend or uncertainty that our reasonable expect will have a material impact on the company's liquidity, capital resources or results of operations.

The business that the Corporation is trading some securities was impacted by the domecstic circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

The corporation purchase or will purchase the securities of affiliates in open markets.

We tried to reduce the risk when we were trading the spot gold and the spot silver:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot gold and the spot silver.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot gold and silver.

(4). When the Corporation will be a micro-capital company or a small capital company, We can't avoid the risk that gold or silver will lose their financial features, and become the plain metals. When the Corporation will become a middle capital company and a big capital company, We will carry on the diversified management to avoid the risk that gold or silver will lose their financial features, and become the plain metals.

We tried to reduce the risk when we are holding and trading securities:

(1). The corporation purchase or will purchase the securities of affiliates while the price of their securities is low.

(2). The Corporation will receive the securities of affiliates by gifts.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the management expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading incoming: The primary incomes of the Corporation were trading the spot gold, the spot silver and securities.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the custodian's fees and account fees.

Management expenditure: the Corporation will pay the managing fees quarterly to the Blueville Inc, which is the managing company of the Corporation.

Results of Operations

The following tables set forth our condensed statements of income data:

Ended March 31, 2017
Revenue	$302
Total Expenses	$1,923
Excess of Revenue over Expenses before Taxes	($1,621)
NY State Tax	-
NYC Tax	-
Net income (lose)	($1,621)
The following table set forth our condensed statements of income data (as a percentage of revenue):
8 Back to Table of Contents Revenue
Ended March 31, 2017
From April 1, 2016 to March 1, 2017
Revenue:
Gain (lose) from investments	$97
Trading commissions	$25
Unrealized gain (lose) from investments	$184
Total revenue	$302
Cost of Revenue
Ended March 31, 2017
From April 1, 2016 to March 31, 2017
Expenses:
Bank Service Charges	$177
Custodian Fees	$173
Account Fees	$550
Office Supplies	$23
Legal & Professional	$1,000
Percentage of revenue	-
Management Expenditure
Ended March 31, 2017
From April 1, 2016 to March 31, 2017
Expenses	-
Percentage of revenue	-
Provision for income taxes
Ended March 31, 2017
From April 1, 2016 to March 31, 2017
Provision for income taxes	-
Effective tax rate	-

Full Fiscal Years

The Corporation was registered in New York State on January 28, 2016, the last fiscal years from April 1, 2016 to March 31, 2017. We can discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2016 to March 31, 2017.

Liquidity and Capital Resources

Our capital resources were the investment from the owner and affiliates, the loan without interest from affiliates, the granted fund from affiliates and income from its operations.

Our Capital Resources sources were our cash. Cash were $12,489 as of March 31, 2017 ..

Cash Provided by Operating Activities

$7,568 cash was invested in the spot gold and the spot silver trading as of March 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

The Corporation didn't have any contractual obligations as of March 31, 2017.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $7,000 as of March 31, 2017.

Contingencies

The Corporation didn't have any contingencies as of March 31, 2017.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of March 31, 2017.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk and credit risk. We have implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies.

The Corporation shall provide, in the registrant statement, quantitative information about market risk as of the end of March 31, 2017, and the period was from April 1, 2016 to March 31, 2017.

Interest Rate Risk

Our have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness.

As of March 31, 2017, our cash and cash equivalents were $12,489, short-term investments were $6,003, long-term investments were $0, short-term restricted cash and investments were $0, long-term restricted cash and investments were $0, and indebtedness were $0. All these investments are denominated in U.S. dollars. The changes in interest rates don't impact the earnings of the Corporation.

A hypothetical decrease in long-term interest rates to zero basis points would not impact annual pre-tax earnings as of March 31, 2017, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.

As of March 31, 2017, we had $0 in outstanding debt. A hypothetical 100 basis point increase in long-term interest rates would not impact annual pre-tax earnings as of March 31, 2017 , assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity.

Foreign Currency Exchange Rate Risk

1. Market Risk for Trading Purpose

The Corporation will be using US dollars to trade the spot gold, the spot silver and securities, so the Corporation isn't subject to foreign currency exchange rate risk.

2. Market Risk for Other than Trading Purpose

The Corporation will be using US dollars to trade the spot gold, the spot silver and securities, so the Corporation isn't subject to foreign currency exchange rate risk.

3. Credit Risk

We are exposed to credit risk in our operations in the event of a brokerages default. We limit our exposure to credit risk by rigorously selecting the brokerages with which we make our trading.

An ongoing review is performed to evaluate changes in the status of brokerages. In addition to the intrinsic credit worthiness of brokerages.

For a summary of the risks associated with this investment activity and how these risks are mitigated, see "Risk Factors" in the registrant report.

Impact of Inflation

We have not been adversely affected by inflation when we are trading the spot gold, the spot silver and securities. In the event of inflation, we believe that we will be able to pass on any price increases to our business, as the prices that we charge are not governed by long-term contracts.

Item 8. Financial Statements and Supplementary Data

LANDBAY INC.
AUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2017

INDEPENDENT ACCOUNTANTS' AUDIT REPORT

To the Board of Directors and Shareholder(s) of
Landbay Inc.
Flushing, NY

I have audited the accompanying balance sheet of Landbay Inc. as of March 31, 2017, and the related statement of income, retained earnings, and cash flows for the fiscal year then ended, and the related notes to the financial statements.

The Company's management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

My responsibility is to express an opinion on these financial statements based on my audit. I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgement, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements to design audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statement.

I believe that the audit evidence we have obtained is sufficient and appropriate to provide a reasonable basis for our audit opinion.

In my opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of Landbay Inc. as of March 31, 2017, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Rizwan Ahemd CPA P.C.
Rizwan Ahemd CPA P.C.

New Hyde Park, NY
June 22, 2017

LANDBAY INC
BALANCE SHEETS
AS OF MARCH 31, 2017

ASSETS

Current assets:
Cash & cash equivalents	$12,489
Short Term Investment	$6,003
Total current assets	$18,492

TOTAL ASSETS	$18,492

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-
Tax payable	-
Loans payable	$7,000
Total current liabilities	$7,000

Stockholder's equity:
Common Stock: 0.0000001 Par Value; 99,900,000,000 Shares authorized; 99,900,000,000 share issued and outstanding	$9,990
Additional paid-in capital	$3,324
Retained earnings (Deficit)	$(1,822)
Total stockholder's equity	$11,492

Total liabilities and stockholder's equity	$18,492
LANDBAY INC STATEMENT OF REVENUES AND EXPENSES FOR THE YEAR ENDED MARCH 31, 2017
Revenues:
Gain (loss) from Investment	$97
Trading Commissions	$25
Unrealized Gain (lose) from Investment	$184

Less:(Fee and commission Expense)	($4)

Net profit(lose)	$302

Expenses:
Bank Service Charge	$177
Custodian Fees	$173
Account Fees	$550
Office Supplies	$23
Legal & Professinal	$1,000
Total Expenses	$1,923

Excess of Revenues over Expenses before Taxes	$(1,621)

Provision for Taxes	-
NY State Tax	-
NYC Tax	-

Net income (loss)	$(1,621)
12 Back to Table of Contents - LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S FOR THE YEAR ENDED MARCH 31, 2017
Shareholders' equity-April 1, 2016	$1,994

Add: Net (Lose) for the period from April 01, 2016 to March 31, 2017	$(1,621)

Add: Common Stock, 99,900,000,000 issued and outstanding	$9,990

Add: Additional paid-in capital for the period from April 01, 2016 to March 31, 2017	$1,129

Less: Additional paid-out capital for the period from April 01, 2016 to March 31, 2017	-

Shareholder's equity-March 31, 2017	$11,492
LANDBAY INC STATEMENT OF CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2017
Cash flows from operating activities:
Net Lose	$(1,621)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-
(Increase)decrease in assets:
Account receivables	-
Short term investments	$(5,947)
(Increase)decrease in liabilities:
Account payables	-
Net cash provided by (used in) operating activities	$(7,568)

Cash flows from investing activities:
Long term investments	-
Net cash provided by (used in) investing activities	-

Cash flows from financing activities:
Loans	$7,000
Capital stock	$9,990
Additional paid-in (paid-out) capital	$1,129

Net cash provided by (used in) financing activities	$18,119

Net increase (decrease) in cash and cash equivalents	$10,551

Cash and cash equivalent-April 1, 2016	$1,938

Cash and equivalents-March 31, 2017	$12,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-
Tax expenses	-

LANDBAY INC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Landbay Inc., the Company, incorporated in the State of New York on January 28, 2016, is engaged in the investment activities of the spot gold and silver trading.

During in its initial operations, the company opened a trading account in Bullion Vault which the brokerage firm registered in England to start trading activities. The Company currently trades spot gold and silver in the Canadian Markets. The Company also engages trading equity securities in US markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on January 28, 2016, and the Company started its operations to trade the spot gold and spot silver on March 26, 2016. Additionally, it started to trade equity securities on March 08, 2017.

These accompanying financial statements of the Company is for the period from April 01, 2016, to March 31, 2017.

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

d. Basis of measurement

The financial statements have been prepared on the historical cost basis, except for the following material items in the statement of financial position:

(a). All short-term investments including spot gold and spot silver and equity investments are considered Trading Securities

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on March 31, 2017:

Cash in Bank and brokerage accounts $12,489

f. Revenue Recognition

The company recognizes capital gains and losses from the spot gold trading, spot silver trading and equity security trading at the time it sells spot gold or silver and investment securities from the trading through brokerage firms. Additionally, it recognizes unrealized gains and losses through adjustments to the fair market value at the end of each period. The change in fair market value is reported on the income statement under "Revenues" - "Unrealized Gain (loss) from investments".

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2017.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it's brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it's acquisition date and therefore classified as Short Term Investments. As of March 31, 2017, the Short Term Investment holdings were as follows:

SHORT TERM INVESTMENTS (CONTINUED)

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Zurich Gold	0.008	$321
London Silver	1.767	$1,033
Toronto Gold	0.012	$481
Toronto Silver	0.620	$362
Totals:		$2,197

Other Investments	Units	Valuation in $(USD)
Stocks	220,000	$3,806

NOTE 5. STOCKHOLDER'S EQUITY

The company has authorized 99,900,000,000 shares of common stocks with a par value o f 0.0000001 per share. There are currently 99,900,000,000 shares of common stocks outstanding as of March 31, 2017. In the period from April 01, 2016 to March 31, 2017, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from sharebased award activities.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Larison Inc. owns 92,223,500,000 (approximately 92.32%) the common stock that are issued and outstanding of Landbay Inc.

The Company's president, Mr. Wanjun Xie owns 100% of common stocks issued and outstanding of Larison Inc and is also the president and CEO of that entity.

As of March 31, 2017 there is $7,000 loans outstanding to Larison Inc. It is a short term loan that bears no interest and will be paid back within 12 months. Since this is a short term loan, imputed interest need not be calculated as it is rendered immaterial.

Supplementary Data

The Corporation didn't have any item which looks for changes caused by such events as: disposals of business segments; extraordinary, unusual or infrequently occurring items; and matters related to gas and oil.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have disclosured the Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures

It isn't applicable!

Item 9B. Other Information

On November 21, 2016, Larison Inc made $2,000 loan without interest to Landbay Inc.

On March 27, 2017, Larison Inc made $5,000 loan without interest to Landbay Inc.

Wanjun Xie is director, president and the 100% owner of Larison Inc, at same time, Wanjun xie is director, president and the about 92.23% benefitary owner of landbay Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have disclosured the Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation

We have disclosure the Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

1. The Corporation don't have any securities authorized for issuance under equity compensation plans.

2. Security ownership of certain beneficial owners and management:

(1). Security ownership of certain beneficial owners:

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Class A Common Share	Larison Inc, 3906 Main St., 207, Flushing, NY11354	92,223,500,000 Direct	92.23%
Class A Common Share	Wanjun Xie, 3906 Main St., 207, Flushing, NY11354	92,223,500,000 Indirect	92.23%
(2). Security ownership of management:
Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Class A Common Share	Wanjun Xie, 3906 Main St., 207, Flushing, NY11354	92,223,500,000 Indirect	92.23%

Item 13. Certain Relationships and Related Transactions, and Director Independence

1. November 21, 2016, Larison Inc made $2,000 loan without interest to landbay Inc. On March 27, 2017, Larison Inc made $5,000 loan without interest to landbay Inc.

(1). Wanjun Xie is director, officer and the about 92.23% benefitary owner of Landbay Inc, at same time, Wanjun Xie is director, officer and 100% owner of Larison Inc.

(2). Larison Inc owen about 92.23% Class A common shares of Landbay Inc.

(3). As of March 31, 2017, the approximate dollar value of the amount involved in the transaction is $7,000.

(4). As of March 31, 2017, the approximate dollar value of the amount of Larison Inc's interest in the transaction is $0.

Promoters and certain control persons.

(1) . On December 23, 2016, the Corporation file a registration statement on Form S-1 under the Securities Act, but didn't file on Form 10 under the Exchange Act during the past five fiscal years.

(2). The Corporation isn't a shell company.

A list of all parents of the smaller reporting company showing the basis of control:

Larison Inc is parents company of the Corporation.

The material terms of agreement:

(1). Landbay Inc will pay the loan within one year.

(2). The rate of the loan is 0.

2.The relationship between Landbay Inc and Blueville Inc

Transactions with related persons:

(1). Blueville Inc is the managing company of the Corporation. Wanjun Xie is director, officer and 100% owner of Blueville Inc, at same time, Wanjun Xie is director, officer and the 92.23% indrect owner of Landbay Inc.

(2). Blueville Inc. will pay all managing expenditures, all office expenditures and all service expenditures of the Corporation. The Corporation will pay its 10% income before taxes to Blueville Inc, to be its managing fees and the employees' reward fund.

(3). As of March 31, 2017, the approximate dollar value of the amount involved in the transaction is $25,000.

(4). As of March 31, 2017, the approximate dollar value of the amount of Blueville Inc's interest in the transaction is $0.

(5). As of March 31, 2017, there aren't any indebtedness between the Corporation and Blueville Inc.

Promoters and certain control persons.

(1) . On December 23, 2016, the Corporation file a registration statement on Form S-1 under the Securities Act, but didn't file on Form 10 under the Exchange Act during the past five fiscal years.

(2). The Corporation isn't a shell company.

A list of all parents of the smaller reporting company showing the basis of control:

Larison Inc is parents company of the Corporation.

The material terms of agreement:

The material terms of agreement: Blueville Inc. will pay all managing expenditures, all office expenditures and all service expenditures of the Corporation. The Corporation will pay its 10% income before taxes to Blueville Inc, to be its managing fees and the employees' reward fund.

Item 14. Principal Accounting Fees and Services

1. Auditor's Fees:

(1). The auditing fees to the former auditor was $0 since January 28, 2016 (inception) to March 31, 2016; the auditing fees to the former auditor was $7,000 since April 1, 2016 to March 31, 2017.

(2). The auditing fees to the current auditor was $5,784 since January 28, 2016 (inception) to March 31, 2016; the auditing fees to the current auditor was $5,000 since April 1, 2016 to March 31, 2017.

(3). The servicing fees for reviewing the 10-Q financial Statement was $1,000 since October 1, 2016 to December 31, 2016.

Blueville Inc is the managing company of the Corporation. According the managing agreement between the Corporation and Blueville Inc, Blueville Inc paid all above fees for the Corporation, and Buleville Inc won't need the Corporation to reimburst all these payment.

2. Fees for tax return:

(1). The fees for reporting taxes was $642 since January 28, 2016 (inception) to March 31, 2016.

(2). The fees for reporting taxes was $1,000 since April 1, 2016 to March 31, 2017.

Blueville Inc is the managing company of the Corporation. According the managing agreement between the Corporation and Blueville Inc, Blueville Inc paid all above fees for the Corporation, and Buleville Inc won't need the Corporation to reimburst all these payment.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  7 Report of Independent Registered Public Accounting Firm

  101 INS XBRL Instance Document

  101 SCH XBRL Taxonomy Extension Schema Document

  101 CAL XBRL Taxonomy Extension Calculation Document

  101 LAB XBRL Taxonomy Extension Labels Document

  101 PRE XBRL Taxonomy Extension Presentation Document

  101 DEF XBRL Taxonomy Extension Definition Document

* Amended!

** Filed previously

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature By, Wanjun Xie
President
(Principal Financial Officer)
Date: June 26, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Registrant: Landbay Inc

Signature By, Wanjun Xie
President
(Chief Executive Officer)
Date: June 26, 2017

Signature By, Wanjun Xie
President
(Chief Financial Officer)
Date: June 26, 2017