Form 10-Q
period 2017-06-30
Landbay Inc
filed 2017-07-19
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

None (Former name, former address and former fi scal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be fi led by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ X ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On June 2, 2016, the registrant had 999,000,000 shares of Class A common stock outstanding.

LANDBAY INC FORM 10-Q TABLE OF CONTENTS

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements.

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

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC.
FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2017

LANDBAY INC BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2017 ASSETS
Current assets:
Cash & cash equivalents	$58,079
Short Term Investment	$44,379
Total current assets	$102,458

TOTAL ASSETS	$102,458

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-
Tax payable	-
Loans payable	$27,000
Total current liabilities	$27,000

Stockholder's equity:
Common Stock: 0.00001 Par Value; 999,000,000 Shares authorized; 999,000,000 share issued and outstanding	$9,990
Additional paid-in capital	$67,003
Retained earnings (Deficit)	$(1,535)
Total stockholder's equity	$75,458

Total liabilities and stockholder's equity	$102,458
3 Back to Top LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2017 TO JUNE 30, 2017
Revenues:
Gain (loss) from Investment	$10
Trading Commissions	$2
Unrealized Gain (lose) from Investment	$605

Net profit(lose)	$617

Expenses:
Bank Service Charge	$76
Custodian Fees	$36
Account Fees	$219
Total Expenses	$331

Excess of Revenues over Expenses before Taxes	$286

Provision for Taxes	-
NY State Tax	-
NYC Tax	-

Net income (loss)	$286
- LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2017 TO JUNE 30, 2017
Shareholders' equity-April 1, 2017	$11,492

Add: Net (Lose) for the period from April 01, 2017 to June 30, 2017	$286

Add: Additional paid-in capital for the period from April 01, 2017 to June 30, 2017	$63,680

Less: Additional paid-out capital for the period from April 01, 2017 to June 30, 2017	-

Shareholder's equity-June 30, 2017	$75,458
LANDBAY INC STATEMENT OF CASH FLOWS FOR THE PERIOD FROM APRIL 01, 2017 TO JUNE 30, 2017
Cash flows from operating activities:
Net Income	$286
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-
(Increase)decrease in assets:
Account receivables	-
Short term investments	$(38,376)
(Increase)decrease in liabilities:
Account payables	-
Net cash provided by (used in) operating activities	$38,090

Cash flows from investing activities:
Long term investments	-
Net cash provided by (used in) investing activities	-

Cash flows from financing activities:
Loans	$20,000
Capital stock	-
Additional paid-in (paid-out) capital	$63,680

Net cash provided by (used in) financing activities	$83,680

Net increase (decrease) in cash and cash equivalents	$45,590

Cash and cash equivalent-April 1, 2017	$12,489

Cash and equivalents-June 30, 2017	$58,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-
Tax expenses	-

LANDBAY INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2017

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

These accompanying financial statements of the Company is for the period from April 01, 2017, to June 30, 2017.

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents as of June 30, 2017:

Cash in Bank and brokerage accounts $58,079

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2017.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it's brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it's acquisition date and therefore classified as Short Term Investments. As of June 30, 2017, the Short Term Investment holdings were as follows:

SHORT TERM INVESTMENTS (CONTINUED)

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Zurich Gold	0.008	$315
London Silver	1.767	$926
Toronto Gold	0.009	$355
Toronto Silver	71.150	$37,283
Totals:		$38,879

Other Investments	Units	Valuation in $(USD)
Stocks	220,000	$5,500

NOTE 5. STOCKHOLDER'S EQUITY

The Company's management decided to do a 1 for 100 reverse stock split on June 02, 2017 which resulted in 999,000,000 authorized shares of common stocks with a par value of 0.00001 per share. There are currently 999,000,000 shares of common stocks outstanding as of June 30, 2017. In the period from April 01, 2017 to June 30, 2017, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Larison Inc. owns 922,235,000 (approximately 92.32%) the common stock that are issued and outstanding of Landbay Inc.

The Company's president, Mr. Wanjun Xie owns 100% of common stocks issued and outstanding of Larison Inc and is also the president and CEO of that entity.

As of June 30, 2017 there are $27,000 in loans outstanding to Larison Inc. They are short term loans that bears no interest and will be paid back within 12 months. Since this is a short term loan, imputed interest need not be calculated as it is rendered immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Industry Environment

Landbay Inc is engaging in trading the spot gold and silver in Canada Market, at same time, Landbay Inc is engaging in holding or trading in securities in U.S.A., but owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of landbay Inc on an unconsolidated basis.

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

Results of Operations

The following tables set forth our condensed statements of income data:

Ended June 30, 2017
Revenue	$617
Total Expenses	$331
Excess of Revenue over Expenses before Taxes	$286
NY State Tax	-
NYC Tax	-
Net income (lose)	$286
The following table set forth our condensed statements of income data (as a percentage of revenue):
8 Back to Table of Contents Revenue
Ended June 30, 2017
From April 1, 2017 to June 30, 2017
Revenue:
Gain (lose) from investments	$10
Trading commissions	$2
Unrealized gain (lose) from investments	$605
Total revenue	$617
Cost of Revenue
Ended June 30, 2017
From April 1, 2017 to June 30, 2017
Expenses:
Bank Service Charges	$76
Custodian Fees	$36
Account Fees	$219
Total expenses	$331
Percentage of revenue	53.6%
Management Expenditure
Ended June 30, 2017
From April 1, 2017 to June 30, 2017
Expenses	-
Percentage of revenue	-
Provision for income taxes
Ended June 30, 2017
From April 1, 2017 to June 30, 2017
Provision for income taxes	$86
Effective tax rate	30%

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2017 to June 30, 2017.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash. Cash were $58,079 as of June 30, 2017 ..

Cash Provided by Operating Activities

$44,379 cash was invested in the spot gold trading, the spot silver trading and the securities trading as of June 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

The Corporation didn't have any contractual obligations as of June 30, 2017.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $27,000 as of June 30, 2017.

Contingencies

The Corporation didn't have any contingencies as of June 30, 2017.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of June 30, 2017.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable!

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of June 30, 2017.

Item 1A. Risk Factors

There aren't any Risk Factors to be changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None!

Item 5. Other Information

None.

Item 6. Exhibits

  3 Amendment of Certificate of Incorporation

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

Registrant: Landbay Inc

Signature By, Wanjun Xie
President, On behalf of Landbay Inc
(Chief Executive Officer)
Date: July 18, 2017

Signature By, Wanjun Xie
President, On behalf of Landbay Inc
(Chief Financial Officer)
Date: July 18, 2017