Form 10-Q
period 2017-09-30
Landbay Inc
filed 2017-11-06
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC.
FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2017

LANDBAY INC BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2017 ASSETS
Current assets:
Cash & cash equivalents	$33,735
Short Term Investment	$41,057
Total current assets	$74,792

TOTAL ASSETS	$74,792

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-
Tax payable	-
Loans payable	-
Total current liabilities	-

Stockholder's equity:
Common Stock: 0.00001 Par Value; 999,000,000 Shares authorized; 999,000,000 share issued and outstanding	$9,990
Additional paid-in capital	$66,965
Retained earnings (Deficit)	$(2,163)
Total stockholder's equity	$74,792

Total liabilities and stockholder's equity	$74,792
3 Back to Top LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE PERIOD FROM JULY 01, 2017 TO SEPTEMBER 30, 2017
Revenues:
Gain (loss) from Investment	$1,004
Dividends	$2
Trading Commissions	$4
Unrealized Gain (lose) from Investment	$(1,185)

Net profit(lose)	$(175)

Expenses:
Stock Trading Charges	$120
Spot Gold and Silver Trading Charges	$139
Bank Service Charge	$36
Custodian Fees	$108
Account Fees	$50
Total Expenses	$453

Excess of Revenues over Expenses before Taxes	$(628)

Provision for Taxes	-
NY State Tax	-
NYC Tax	-

Net income (loss)	$(628)
- LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S (UNAUDITED) FOR THE PERIOD FROM JULY 01, 2017 TO SEPTEMBER 30, 2017
Shareholders' equity-July 1, 2017	$75,458

Add: Net income (Lose) for the period from July 01, 2017 to September 30, 2017	$(628)

Add: Additional paid-in capital for the period from July 01, 2017 to September 30, 2017	-

Less: Additional paid-out capital for the period from July 01, 2017 to September 30, 2017	-

Shareholder's equity-September 30, 2017	$74,792
LANDBAY INC STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JULY 01, 2017 TO SEPTEMBER 30, 2017
Cash flows from operating activities:
Net Income	$(628)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-
(Increase)decrease in assets:
Account receivables	-
Short term investments	$3,322
(Increase)decrease in liabilities:
Account payables	-
Net cash provided by (used in) operating activities	$2,694

Cash flows from investing activities:
Long term investments	-
Net cash provided by (used in) investing activities	-

Cash flows from financing activities:
Loans	$(27,000)
Capital stock	-
Additional paid-in (paid-out) capital	$(38)

Net cash provided by (used in) financing activities	$(27,038)

Net increase (decrease) in cash and cash equivalents	$(24,344)

Cash and cash equivalent-July 1, 2017	$58,079

Cash and equivalents-September 30, 2017	$33,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-
Tax expenses	-

LANDBAY INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2017

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Landbay Inc., the Company, incorporated in the State of New York on January 28, 2016, is engaged in the investment activities of the spot gold and silver trading.

During in its initial operations, the company opened a trading account in Bullion Vault which the brokerage firm registered in England to start trading activities. The Company previously traded in spot gold and silver in the Canadian Markets, currently the Company only trades in spot silver in the Canadian Markets. The Company also engages trading equity securities in US markets.

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

These accompanying financial statements of the Company is for the period from July 01, 2017, to September 30, 2017.

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on September 30, 2017.

Cash in Bank and brokerage accounts $33,735

f. Revenue Recognition

The company recognizes capital gains and losses from the spot gold trading, spot silver trading and equity security trading at the time it sells spot gold or silver and investment securities from the trading through brokerage firms. Additionally, it recognizes unrealized gains and losses through adjustments to the fair market value at the end of each period. The change in fair market value is reported on the income statement under "Revenues" - "Unrealized Gain (loss) from investments"

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2017.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it's brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it's acquisition date and therefore classified as Short Term Investments. As of September 30, 2017, the Short Term Investment holdings were as follows:

SHORT TERM INVESTMENTS (CONTINUED)

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Toronto Silver	69.592	$37,155

Other Investments	Units	Valuation in $(USD)
Stocks	867	$3,902

NOTE 5. STOCKHOLDER'S EQUITY

The Company's management decided to do a 1 for 100 reverse stock split on June 02, 2017 which resulted in 999,000,000 authorized shares of common stocks with a par value of 0.00001 per share. There are currently 999,000,000 shares of common stocks outstanding as of September 30, 2017. In the period from July 01, 2017 to September 30, 2017, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

Overview

Industry Environment

Landbay Inc is engaging in trading the spot gold and silver in Canada Market, at same time, Landbay Inc is engaging in investing the equity securities in U.S.A., but owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of landbay Inc on an unconsolidated basis.

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

Results of Operations

The following tables set forth our condensed statements of income data:

Ended September 30, 2017
Revenue	$(175)
Total Expenses	$453
Excess of Revenue over Expenses before Taxes	$(628)
NY State Tax	-
NYC Tax	-
Net income (lose)	$(628)
The following table set forth our condensed statements of income data (as a percentage of revenue):
8 Back to Table of Contents Revenue
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Revenue:
Gain (lose) from investments	$1,004
Dibidends	$2
Trading commissions	$4
Unrealized gain (lose) from investments	$(1,185)
Total revenue	$(175)
Cost of Revenue
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Expenses:
Stock Trading Charges	$120
Spot Gold and Silver Trading Charges	$139
Bank Service Charges	$36
Custodian Fees	$108
Account Fees	$50
Total expenses	$453
Percentage of revenue	-
Management Expenditure
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Management Expenses	-
Percentage of revenue	-
Provision for income taxes
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Provision for income taxes	-
Effective tax rate	-

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since July 1, 2017 to September 30, 2017.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash. Cash were $33,735 as of September 30, 2017 ..

Cash Provided by Operating Activities

$41,057 cash was invested in the spot gold trading, the spot silver trading and the securities trading as of September 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

The Corporation didn't have any contractual obligations as of September 30, 2017.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of September 30, 2017.

Contingencies

The Corporation didn't have any contingencies as of September 30, 2017.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of September 30, 2017.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable!

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of September 30, 2017.

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
Date: November 03, 2017

Signature By, Wanjun Xie
President, On behalf of Landbay Inc
(Chief Financial Officer)
Date: November 03, 2017