Form 10-Q
period 2017-12-31
Landbay Inc
filed 2018-02-12
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On December 31, 2017, the registrant had 999,000,000 shares of Class A common stock outstanding.

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

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC.
FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2017

LANDBAY INC BALANCE SHEETS (UNAUDITED) AS OF DECEMBER 31, 2017 ASSETS

	DEC 31, 2017	Mar 31, 2017
Current assets:
Cash & cash equivalents	$10,822	$12,489
Short Term Investment	$55,798	$6,003
Total current assets	$66,620	$18,492

Other assets:
Notes Receiveble	$10,000	-
Total other assets	$10,000	-

TOTAL ASSETS	$76,620	$18,492

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	$351	-
Tax payable	-	-
Loans	-	$7,000
Total current liabilities	$351	$7,000

Stockholder's equity:
Common Stock: 0.00001 Par Value; 999,000,000 Shares authorized; 999,000,000 share issued and outstanding	$9,990	$9,990
Additional paid-in capital	$66,936	$3,324
Retained earnings (Deficit)	$(306)	$(1,822)
Less:(Treasury Stock) (Deficit)	$(351)	-
Total stockholder's equity	$76,269	$11,492

Total liabilities and stockholder's equity	$76,620	$18,492
LANDBAY INC COMPARATIVE STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 and 2016
	April 1, 2017- December 31, 2017	April 1, 2016- December 31, 2016
Revenues:
Realized Gain (loss) from Investment	$1,013	$69
Trading Commissions	$9	$18
Interest and Dividend Income	$89	-
Unrealized Gain (lose) from Investment	$2,193	$(201)
Less: (Fee and cpmmission expense)	$(1,550)	$(126)
Net profit(lose)	$1,754	$(240)

Expenses:
Bank Service Charge	$187	$139
Franchise Tax	$50	-
Office Supplies	-	$23
Legal & professional	-	$1,000
Total Expenses	$237	$1,162

Excess of Revenues over Expenses before Taxes	$1,517	$(1,402)

Provision for Taxes
NY State Tax	-	-
NYC Tax	-	-

Net income (loss)	$1,517	$(1,402)
3 Back to Top LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 2017
October 1, 2017- December 31, 2017
Revenues:
Realized Gain (Lose) from Investment	-
Trading Commissions	-
Interest and Dividend Income	$89
Unrealized Gain (lose) from Investment	$2,773
Less: (Fee and cpmmission expense)	$(929)
Net profit(lose)	$1,933

Expenses:
Bank Service Charge	$75
Franchise Tax	-
Office Supplies	-
Legal and Professional	-
Misc., Taxes, Lisenses and Permits	-
Total Expenses	$75

Excess of Revenues over Expenses before Taxes	$1,858

Provision for Taxes
NY State Tax	-
NYC Tax	-

Net income (loss)	$1,858
- LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2017 TO DECEMBER 31, 2017
Shareholder's equity-April 1, 2017	$11,492

Add: Net (Lose) for the period from April 01, 2017 to December 31, 2017	$1,517

Add: Additional paid-in capital from April 01, 2017 to December 31, 2017	$63,962

Less: Company repurchase of 35,105,000 shares on December 31, 2017	$(351)

Less: Additional paid-out capital from April 01, 2017 to December 31, 2017	-

Shareholder's equity-December 31, 2017	$76,620
LANDBAY INC COMPARATIVE STATEMENT OF CASH FLOWS (UNADITED) FOR THE NINE MONTHS ENDED FROM APRIL 01, 2017 TO DECEMBER 31, 2017 AND 2016
	April 1, 2017- December 31, 2017	April 1, 2016- December 31, 2016
Cash flows from operating activities:
Net Income (lose)	$1,517	$(1,402)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(49,795)	$(2,341)
(Increase)decrease in liabilities:
Account payables	$351	$1,000
Net cash provided by (used in) operating activities	$(47,927)	$(2,743)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$(10,000)	-
Loans Pay off	$(7,000)	$2,000
Capital stock	-	-
Additional paid-in (paid-out) capital	$63,611	$200
Treasury Stocks	$(351)	-

Net cash provided by (used in) financing activities	$46,260	$2,200

Net increase (decrease) in cash and cash equivalents	$(1,667)	$(543)

Cash and cash equivalent-April 01, 2017 and April 01, 2016	$12,489	$1,938

Cash and equivalents-December 31, 2017 and December 31, 2016	$10,822	$1,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

LANDBAY INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
DCEMBER 31, 2017

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Landbay Inc., the Company, incorporated in the State of New York on January 28, 2016, is engaged in the investment activities of the spot gold and silver trading.

During in its initial operations, the company opened a trading account in Bullion Vault which the brokerage firm registered in England to start trading activities. The Company previously traded in spot gold and silver in the Canadian Markets, currently the Company only trades in spot silver in the Canadian Markets. The Company also engages trading equity securities in US markets and also recently taken part in trading crypto/digital currency.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on January 28, 2016, and the Company started its operations to trade the spot gold and spot silver on March 26, 2016. Additionally, it started to trade equity securities on March 08, 2017 and engaged in trading in crypto/digital currency on December 26, 2018.

These accompanying financial statements of the Company is for the period from April 01, 2017, to December 31, 2017.

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Additionally, the Company has opened an account with Coinbase.com to trade in crypto/digital currency, and amounts held are not insured by Federal Deposit Insurance Corporation. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on December 31, 2017:

Cash in Bank and brokerage accounts $10,822

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2017.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account, Wilson-Davis & Company and Coinbase.com as short term investments assets. Additionally, Landbay Inc. trades investment securities through it's brokerage account with As of December 31, 2017, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Toronto Silver	69.592	$38,380

Other Investment	Units	Valuation in $(USD)
Stocks	867	$16,684

Coinbase.com	Valuation in $(USD)
Ethereum	$734

NOTE 5. STOCKHOLDER'S EQUITY

The Company's management decided to do a 1 for 100 reverse stock split on June 02, 2017 which resulted in 999,000,000 authorized shares of common stocks with a par value of 0.00001 per share. On December 31, 2017 the Company bought back 35,105,000 of Treasury Stocks. There are currently 963,895,000 shares of common stocks outstanding as of December 31, 2017. In the period from April 01, 2017 to December 31, 2017, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Larison Inc. owns 922,235,000 (approximately 95.58%) the common stock that are issued and outstanding of Landbay Inc.

The Company's president, Mr. Wanjun Xie owns 100% of common stocks issued and outstanding of Larison Inc and is also the president and CEO of that entity.

On December 01, 2017, the Company made loaned $10,000 to Larison Inc. which bears 10% interest.

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

Overview

Industry Environment

Landbay Inc is engaging in trading the spot silver in Canada Market, engaging in investing the equity securities in U.S.A., and testing in trading some digital currencies.

The business that the Corporation is trading the spot silver was impacted by the international circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

(1). US dollar is appreciation; the international political situation is stable; a financial status and the economy status in some countries are good; deflation in some countries happen; the rate of US dollar is fall, demand exceed supply seriously, and so on, the price of silver will going down. This is the opportunity that the Corporation will buy and hold the spot silver.

(2). US dollar is depreciation; chaos caused by war; a volatile international political situation; a financial crisis in some countries; inflation in some countries; the rate of US dollar is raising, supply exceed demand seriously, and so on, the price of silver will going up. This is the opportunity that the Corporation will sell its spot silver, and gain profits.

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

We tried to reduce the risk when we were trading the spot silver:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot silver.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot silver.

(4). When the Corporation will be a micro-capital company or a small capital company, We can't avoid the risk that silver will lose their financial features, and become the plain metals. When the Corporation will become a middle capital company and a big capital company, We will carry on the diversified management to avoid the risk that silver will lose their financial features, and become the plain metals.

We tried to reduce the risk when we are holding and trading securities:

The corporation purchase or will purchase the securities of affiliates while the price of their securities is low.

Testing in trading some digital currencies:

The Corporation tested to trade the digital currencies since December 24, 2017.

Because we didn't confirm if SEC will restrict or limit a public company to trade the digital currencies, so the Corporation decided to give up its plan for trading the didital currencies on January 13, 2018.

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

Results of Operations

The following tables set forth our condensed statements of income data:

Ended December 31, 2017
Revenue	$1,933
Total Expenses	$75
Excess of Revenue over Expenses before Taxes	$1,858
NY State Tax	-
NYC Tax	-
Net income (lose)	$1,858
8 Back to Table of Contents The following table set forth our condensed statements of income data (as a percentage of revenue):
Revenue
Ended December 31, 2017
From October 1, 2017 to December 31, 2017
Revenue:
Gain (lose) from investments	-
Interest and Dibidends	$89
Trading commissions	-
Unrealized gain (lose) from investments	$2,773
Less:(Fee and commission expense)	$(929)
Total revenue	$1,933
Cost of Revenue
Ended December 31, 2017
From July 1, 2017 to September 30, 2017
Expenses:
Bank Service Charges	$75
Franchise Tax	-
Office Supplies	-
Legal and Professional	-
Misc. Taxes, Liscenses and Permits	-
Total expenses	$75
Percentage of revenue	3.88%
Management Expenditure
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Management Expenses	-
Percentage of revenue	-
Provision for income taxes
Ended September 30, 2017
From July 1, 2017 to September 30, 2017
Provision for income taxes	$465
Effective tax rate	25%

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since October 1, 2017 to December 31, 2017.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash. Cash were $10,822 as of December 31, 2017 ..

Cash Provided by Operating Activities

$55,798 cash was invested in the spot silver trading and the securities trading as of December 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The Corporation didn't have any contractual obligations as of December 31, 2017.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $351 as of December 31, 2017.

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

Item 4.Controls and Procedures

It isn't applicable!

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of December 31, 2017.

Item 1A. Risk Factors

There aren't any Risk Factors to be changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None!

Item 5. Other Information

None.

Item 6. Exhibits

  31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

  31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

  32.1 18 U.S.C. Section 1350 Certificte of Chief Executive Officer

  32.2 18 U.S.C. Section 1350 Certificte of Chief Financial Officer

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
Date: Febuary 12, 2018

Signature By, Wanjun Xie
President, On behalf of Landbay Inc
(Chief Financial Officer)
Date: Feburay 12, 2018