Form 10-Q/A
period 2017-09-30
Landbay Inc
filed 2018-03-02
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q/A

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

LANDBAY INC FORM 10-Q/A TABLE OF CONTENTS

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

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC.
FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2017

LANDBAY INC BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2017 ASSETS

	SEP 30, 2017	Mar 31, 2017
Current assets:
Cash & cash equivalents	$33,735	$12,489
Short Term Investment	$41,057	$6,003
Total current assets	$74,792	$18,492

TOTAL ASSETS	$74,792	$18,492

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	-	-
Loans Payable	-	$7,000
Total current liabilities	-	$7,000

Stockholder's equity:
Common Stock: 0.00001 Par Value; 999,000,000 Shares authorized; 999,000,000 share issued and outstanding	$9,990	$9,990
Additional paid-in capital	$66,965	$3,324
Retained earnings (Deficit)	$(2,163)	$(1,822)
Total stockholder's equity	$74,792	$11,492

Total liabilities and stockholder's equity	$74,792	$18,492
LANDBAY INC COMPARATIVE STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016
	April 1, 2017- September 30, 2017	April 1, 2016- SEPTEMBER 30, 2016
Revenues:
Realized Gain (loss) from Spot Gold and Silver Trading	$1,014	$69
Dividends	$2	-
Trading Commissions	$6	$11
Unrealized Gain (lose) from Investment	$(580)	$(8)
Net profit(lose)	$442	$72

Expenses:
Stock trading Charges	$120	-
Spot gold and silver trading Charges	$139	$77
Account Fees	$219	-
Bank Service Charges	$112	$75
Custodian Fees	$144	-
Office Supplies	-	$23
Taxes, Licenses and Fees	$50	-
Total Expenses	$784	$175

Excess of Revenues over Expenses before Taxes	$(342)	$(103)

Provision for Taxes
NY State Tax	-	-
NYC Tax	-	-

Net income (loss)	$(342)	$(103)
3 Back to Top LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
July 1, 2017- September 30, 2017
Revenues:
Realized Gain (Lose) from Spot Gold and Silver Trading	$1,004
Dividends	-
Trading Commissions	$6
Unrealized Gain (lose) from Investment	$(1,185)

Net profit (lose)	$(175)

Expenses:
Stock Trading Charges	$120
Spot Gold & Silver Trading Charges	$139
Account Fees	-
Bank Service Charges	$36
Custodian Fees	$108
Officer Supplies	-
Taxes, Licenses and Fees	$50

Total Expenses	$453

Excess of Revenues over Expenses before Taxes	$(628)

Provision for Taxes
NY State Tax	-
NYC Tax	-

Net income (loss)	$(628)
LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2017 TO SEPTEMBER 30, 2017
Shareholder's equity-April 1, 2017	$11,492

Add: Net (Lose) for the period from April 01, 2017 to September 30, 2017	$(342)

Add: Additional paid-in capital from April 01, 2017 to September 30, 2017	$63,642

Less: Additional paid-out capital from April 01, 2017 to September 30, 2017	-

Shareholder's equity-September 30, 2017	$74,792
LANDBAY INC COMPARATIVE STATEMENT OF CASH FLOWS (UNADITED) FOR THE NINE MONTHS ENDED FROM APRIL 01, 2017 TO SEPTEMBER 30, 2017 AND 2016
	April 1, 2017- September 30, 2017	April 1, 2016- September 31, 2016
Cash flows from operating activities:
Net Income (lose)	$(342)	$(103)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(35,054)	$(583)
(Increase)decrease in liabilities:
Account payables	-	-
Net cash provided by (used in) operating activities	$(35,396)	$(686)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loan	$(7,000)	-
Capital stock	-	-
Additional paid-in (paid-out) capital	$63,642	$200
Net cash provided by (used in) financing activities	$56,642	$200

Net increase (decrease) in cash and cash equivalents	$21,246	$(486)

Cash and cash equivalent-April 01, 2017 and April 01, 2016	$12,489	$1,938

Cash and equivalents-September 30, 2017 and September 30, 2016	$33,735	$1,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on September 30, 2017:

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

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Toronto Silver	69.592	$37,155

Other Investment	Units	Valuation in $(USD)
Stocks	867	$3,902

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

Results of Operations

The following tables set forth our condensed statements of income data:

Ended September 30, 2017
Revenue	$442
Total Expenses	$784
Excess of Revenue over Expenses before Taxes	$(342)
NY State Tax	-
NYC Tax	-
Net income (lose)	$(342)
The following table set forth our condensed statements of income data (as a percentage of revenue):
8 Back to Table of Contents Revenue
Ended September 30, 2017
From April 1, 2017 to September 30, 2017
Revenue:
Gain (lose) from investments	$1,004
Dibidends	$2
Trading commissions	$6
Unrealized gain (lose) from investments	$(580)
Total revenue	$442
Cost of Revenue
Ended September 30, 2017
From April 1, 2017 to September 30, 2017
Expenses:
Stock Trading Charges	$120
Spot Gold and Silver Trading Charges	$139
Bank Service Charges	$112
Custodian Fees	$144
Account Fees	$50
Offcie Supplies	-
Taxes, Licenses and Fees	$50
Total expenses	$784
Percentage of revenue	-
Management Expenditure
Ended September 30, 2017
From April 1, 2017 to September 30, 2017
Management Expenses	-
Percentage of revenue	-
Provision for income taxes
Ended September 30, 2017
From April 1, 2017 to September 30, 2017
Provision for income taxes	-
Effective tax rate	-

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2017 to September 30, 2017.

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
Date: March 02, 2018

Signature By, Wanjun Xie
President, On behalf of Landbay Inc
(Chief Financial Officer)
Date: NMarch 02, 2018