Form 10-K/A
period 2017-03-31
Landbay Inc
filed 2018-03-07
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0065
Expire: January 31, 2020
Estimated average burden
hours per response ......... 667
FORM 10-K/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ ]   No [X]

As of March 31, 2017, the registrant had 99,900,000,000 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A prospectus for issuing the class A common shares of the registrant was filed to Securities & exchange Commissions by Form S-1/A on December 23, 2016.

Back to Top

LANDBAY INC FORM 10-K/A TABLE OF CONTENTS

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

(9). The net offering proceeds to the issuer after deducting the total expenses was $9,990.

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
Cost of Revenue
Ended March 31, 2017
From April 1, 2016 to March 31, 2017
Expenses:
Bank Service Charges	$177
Custodian Fees	$173
Account Fees	$550
Office Supplies	$23
Legal & Professional	$1,000
Total Revenue	$1,923
Percentage of Revenue	-
Management Expenditure
Ended March 31, 2017
From April 1, 2016 to March 31, 2017
Managing Expenses	-
Percentage of Revenue	-
Provision for income taxes
Ended March 31, 2017
From April 1, 2016 to March 31, 2017
Provision for Income Taxes	-
Effective Tax Rate	-

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
FINANCIAL STATEMENTS (AUDITED)
March 31, 2017

INDEPENDENT ACCOUNTANTS' AUDIT REPORT

To the Board of Directors and Shareholder(s) of Landbay Inc. Flushing, NY

I have audited the accompanying balance sheet of Landbay Inc. as of March 31, 2017 and March 31, 2016, and the related statement of income, and cash flows for the fiscal years then ended, and the related notes to the financial statements.

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

In my opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of Landbay Inc. as of March 31, 2017 and March 31, 2016, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Ahmed Associates CPA P.C

New Hyde Park, NY

February 26, 2018

LANDBAY INC
BALANCE SHEETS (AUDITED)
AS OF March 31, 2017 and 2016

ASSETS

	Mar 31, 2017	Mar 31, 2016
Current assets:
Cash & cash equivalents	$12,489	$1,938
Short Term Investment	$6,003	$56
Total current assets	$18,492	$1,994

TOTAL ASSETS	$18,492	$1,994

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	-	-
Loans Payable	$7,000	-
Total current liabilities	$7,000	-

Stockholder's equity:
Common Stock: 0.0000001 Par Value; 99,900,000,000 Shares authorized; 99,900,000,000 share issued and outstanding	$9,990	-
Additional paid-in capital	3,324	$2,195
Retained earnings (Deficit)	$(1,822)	$(201)
Total stockholder's equity	$11,492	$1,994

Total liabilities and stockholder's equity	$18,492	$1,994
LANDBAY INC STATEMENT OF REVENUES AND EXPENSES FOR THE YEAR ENDED MARCH 31, 2017 AND FROM JAN 28, 2016 (inception) TO March 31, 2016
	Mar 31, 2017	Mar 31, 2016
Revenues:
Realized Gain (loss) from Investment	$97	-
Trading Commissions	$25	-
Unrealized Gain (lose) from Investment	$184	$4

Less: Fee and commission expense)	$(4)	-

Net profit(lose)	$302	$4

Expenses:
Bank Service Charges	$177	$10
Custodian Fees	$173	-
Account Fees	$550	-
Office Supplies	$23	-
Organization	-	$195
Legal & Professinal	$1,000	-
Total Expenses	$1,923	$205

Excess of Revenues over Expenses before Taxes	$(1,621)	$(201)

Provision for Taxes
NY State Tax	-	-
NYC Tax	-	-

Net income (loss)	$(1,621)	$(201)
12 Back to Table of Contents - LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE YEAR ENDED MARCH 31, 2017
Shareholder's equity-April 1, 2016	$1,994

Add: Net (Lose) for the period from April 01, 2016 to March 31, 2017	$(1,621)

Add: Common Stock, 99,900,000,000 issued and outstanding	$9,990

Add: Additional paid-in capital from April 01, 2016 to March 31, 2017	$1,129

Less: Additional paid-out capital from April 01, 2016 to March 31, 2017	-

Shareholder's equity-March 31, 2017	$11,492
LANDBAY INC STATEMENT OF CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2017 AND 2016
	Mar 31, 2017	Mar 31, 2016
Cash flows from operating activities:
Net Income (lose)	$(1,621)	$(201)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(5,947)	$(56)
(Increase)decrease in liabilities:
Account payables	-	-
Net cash provided by (used in) operating activities	$(7,568)	$(257)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loan	$7,000	-
Capital stock	$9,990	-
Additional paid-in (paid-out) capital	$1,129	$2,195
Net cash provided by (used in) financing activities	$18,119	$2,195

Net increase (decrease) in cash and cash equivalents	$10,551	$1,938

Cash and cash equivalent-April 01, 2016 and January 28, 2016 (Inception)	$1,938	-

Cash and equivalents-March 31, 2017 and March 31, 2016	$12,489	$1,938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

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

Cash in Bank and brokerage accounts $12,489

f. Revenue Recognition

The company recognizes capital gains and losses from the spot gold trading, spot silver trading and equity security trading at the time it sells spot gold or silver and investment securities from the trading through brokerage firms. Additionally, it recognizes unrealized gains and losses through adjustments to the fair market value at the end of each period. The change in fair market value is reported on the income statement under "Revenues" - "Unrealized Gain (loss) from investments'.

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

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Zurich Gold	0.008	$321
London Silver	1.767	$1,033
Toronto Gold	0.012	$481
Toronto Silver	0.620	$362
Totals:		$2,197

Other Investment	Units	Valuation in $(USD)
Stocks	220,000	$3,806

NOTE 5. STOCKHOLDER'S EQUITY

The company has authorized 99,900,000,000 shares of common stocks with a par value of 0.0000001 per share. There are currently 92,223,500,000 shares of common stocks outstanding as of March 31, 2017. In the period from April 01, 2016 to March 31, 2017, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from sharebased award activities.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of March 31, 2017 there is $7,000 loans outstanding to Larison Inc. The Company's president, Mr. Wanjun Xie owns 100% of common stocks issued and outstanding of Larison Inc and is also the president and CEO of that entity. Larison Inc. owns all the common stock that are issued and outstanding of Landbay Inc. It is a short term loan that bears no interest and will be paid back within 12 months. Since this is a short term loan, imputed interest need not be calculated as it is rendered immaterial.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ahmed and Associates CPA P.C. , has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K/A.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period from April 01, 2016 to March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, executive officers, promoters and control persons:

1. Directors:

Directors: Wanjun Xie, 51 years old.

Wanjun Xie is the president, chief executive office, chief financial officer and chief principle officer of Landbay Inc.

Wanjun Xie is the sole director and the sole officer of Landbay Inc.

Wanjun Xie' term of office as director:

None

Period as director:

(1). From January 28, 2016 (inception) to May 31,2017;

(2). From June 1, 2017 to May 31, 2019

Describe briefly any arrangement or understanding between Wanjun Xie and any other person(s) pursuant to which he was or is to be selected as a director or nominee: None

2. Executive Officers:

Sole executive officer: Wanjun Xie, 51 years old.

Wanjun Xie is the director, president, chief executive office, chief financial officer and chief principle officer of Landbay Inc.

Wanjun Xie' term of office as officer: None

Period as director:

(1). From January 28, 2016 (inception) to May 31,2017;

(2). From June 1, 2017 to May 31, 2019

Describe briefly any arrangement or understanding between Wanjun Xie and any other person(s) pursuant to which he was or is to be selected as an officer: None

3. Certain Significant Employees:

None

4. State the nature of any family relationship between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer:

None

5. Business Experience of all directors and Officers:

Wanjun Xie

(1). Title: Sole director and sole officer of Landbay Inc

(2). Employers during past five years:
Name of employers: China Democracy Party Foundation

Title: president
Start date of position held: May, 2001
Job responsibilities: charge all affairs.

(3). Education:
Degrees: bachelor
Schools: Beijing Agriculture Engineer University (in China)
Date: 09/1987-06/1991

(4). Now, Wanjun Xie will continue to charge all affairs of China Democracy Party Foundation, but they are volunteers to work for China Democracy Party Foundation.
Wanjun Xie continues to be employed by China Democracy Party Foundation, but he don't receive salaries from CDPF. All his income came from his self-employed, so Wanjun Xie is self-employed now.
Principal Business of China Democracy Party Foundation (CDPF): CDPF is a not-for-profit organization in U.S.A. CDPF is trying to work for democracy, freedom, fairness and justice in China. CDPF is trying to bring the value view and the politic system of U.S.A . to China. CDPF is trying to build a multi-party political system in China in the future.

(5). The business experiences of Wanjun Xie during the past five years:

(a). Name: China Democracy Party Foundation Inc
Principal business: No-for-profit, promoting democracy, freedom and human right in China.
Wanjun Xie is president of China Democracy Development Foundation Inc.
It isn't the parent, subsidiary or affiliate of Landbay Inc.

(b). Name: China Democracy Development Foundation Inc
Principal business: No-for-profit, promoting democracy, freedom and human right in China.
Wanjun Xie is president of China Democracy Development Foundation Inc.
It isn't the parent, subsidiary or affiliate of Landbay Inc.

(c). Name: American Quickclean Inc
Principal business: mail boxes service.
Wanjun Xie is a director and manager of American Quickclean Inc.
It isn't the parent, subsidiary or affiliate of Landbay Inc.

(d). Name: Lansdale Inc
Principal business: holding company
Wanjun Xie is a director and president of Lansdale Inc.
It isn't the parent, subsidiary or affiliate of Landbay Inc.

(e). Name: Larison Inc
Principal business: holding company
Wanjun Xie is a director and president of Larison Inc.
It is the parent of Landbay Inc.

(f). Name: Blueville Inc
Principal business: managing service
Wanjun Xie is a director and president of Blueville Inc.
It is the affiliate of Landbay Inc.

(g). Name: Lemont Inc
Principal business: Lemont Inc was engaging in trading the spot gold and the spot silver in United Kingdom's market, and engnging in trading the foreign exchange.
Wanjun Xie was the director and president of Lemont Inc before July 14, 2017. On July 14, 2017, Lemont Inc had made a merger, and its name had been changed to Smoke Cartel Inc. Wanjun Xie isn't the director and president of Lemont Inc or Smoke Cartel Inc.
It isn't the parent, subsidiary or affiliate of Landbay Inc.

(h). Name: Landbay Inc
Principal business: engaging in trading the spot gold and the spot silver in Canada's market; engaging in trading stocks in USA market.
Wanjun Xie is a director and president of Landbay Inc.
It is the registrant.

(i). Name: Linton Inc
Principal business: engaging in trading the spot gold in Switzerland's market.
Wanjun Xie is a director and president of Linton Inc.
It isn't the parent, subsidiary or affiliate of Landbay Inc.

(j). Name: Dewriver Inc
Principal business: engaging in trading the spot silver in Switzerland's market.
Wanjun Xie is a director and president of Dewriver Inc.
It isn't the parent, subsidiary or affiliate of Landbay Inc.

(k). Name: Achison Inc
Principal business: engaging in trading the spot gold and the spot silver in Singapore's market.
Wanjun Xie is a director and president of Achison Inc.
It isn't the parent, subsidiary or affiliate of Landbay Inc.

(6). Wanjun Xie's promoters experience with other filers including filers that have and have not become qualified or effective:

(a). Name: Lemont Inc
CIK: 0001617216
The filer has became qualified.
Principal business: Lemont Inc was engaging in trading the spot gold and the spot silver in United Kingdom's market, and engnging in trading the foreign exchange.
Wanjun Xie was the director and president of Lemont Inc.

(b). Name: Landbay Inc
CIK: 0001627572
The filer has become effective.
Principal business: engaging in trading the spot gold and the spot silver in Canada's market.
Wanjun Xie is a director and president of Landbay Inc.

(c). Name: Linton Inc
CIK: 0001667790
The filer has not become effective.
Principal business: engaging in trading the spot gold in Switzerland's market.
Wanjun Xie is a director and president of Linton Inc.

(d). Name: Achison Inc
CIK: 0001672571 The filer has become effective.
Principal business: engaging in trading the spot gold and the spot silver in Singapore's market.
Wanjun Xie is a director and president of Achison Inc.

(e). Name: Dewriver Inc
Dewriver Inc will file a registering statement.
Principal business: engaging in trading the spot silver in Switzerland's market.
Wanjun Xie is a director and president of Achison Inc.

(7). The conflicts of interest with Wanjun Xie managing companies that are engaged in the same business:

We had disclosure it on Form S-1/A which was filed on December 06, 2016, and there aren't anything to be changed as of March 31. 2017.

(8). The reason that we are setting up several companies in same industry:

We had disclosure it on Form S-1/A which was filed on December 06, 2016, and there aren't anything to be changed as of March 31. 2017.

(9). Our company will handle the conflicts of interest with Wanjun Xie managing companies that are engaged in the same industry:

We had disclosure it on Form S-1/A which was filed on December 06, 2016, and there aren't anything to be changed as of March 31. 2017.

(10). Wanjun Xie prior experience in the spot gold and spot silver trading markets:

We had disclosure it on Form S-1/A which was filed on December 06, 2016, and there aren't anything to be changed as of March 31. 2017.

(11). Wanjun Xie's experience in running a public company:

We had disclosure it on Form S-1/A which was filed on December 06, 2016, and there aren't anything to be changed as of March 31. 2017.

6. Directorships during past five years:

(a). Name: American Quickclean Inc
Wanjun Xie is the director of American Quickclean Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(d). Name: Lansdale Inc
Wanjun Xie is the director of Lansdale Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(c). Name: Larison Inc
Wanjun Xie is the director of Larison Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(d). Name: Blueville Inc
Wanjun Xie is the director of Blueville Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(e). Name: Lemont Inc
Wanjun Xie was the director of Lemont Inc.
Wanjun Xie was a director in the company with a class of securities registered before July 14, 2017. The company wasn't registered as an investment company.

(f). Name: Landbay Inc
Wanjun Xie is the director of Landbay Inc.
Wanjun Xie was a director in the company with a class of securities registered. The company wasn't registered as an investment company.

(g). Name: Linton Inc
Wanjun Xie is the director of Linton Inc.
Wanjun Xie was a director in the company with a class of securities registered. The company wasn't registered as an investment company.

(h). Name: Dewriver Inc
Wanjun Xie is the director of Dewriver Inc.
The company didn't have a class of securities registered. The company wasn't registered as an investment company.

(i). Name: Achison Inc
Wanjun Xie is the director of Achison Inc.
Wanjun Xie was a director in the company with a class of securities registered. The company wasn't registered as an investment company.

7. Involvement in Certain Legal Proceedings:

None

8. Promoters and control persons.

Wanjun Xie was promoters and persons of Landbay Inc.

Wanjun Xie was the promotor of Landbay Inc, he wasn't involved in any events which was involvement in any legal proceedings during the past five years and that are material to a voting or investment decision.

Wanjun Xie was the control person of Landbay Inc, he wasn't involved in any events which was involvement in any legal proceedings during the past five years and that are material to a voting or investment decision.

9. Compliance with section 16(a) of the Exchange Act:

(1). Lanfbay Inc was a having a class of equity securities registered. Landbay Inc wasn't a closed-end investment company registered

(2). During the fiscal year, there weren't a director, officer, more than 10% beneficial owner who failed to file Form 3 and Form 4 on a timely basis.

(3). Forms 5 and amendments furnished to the Corporation with respect to its most recent fiscal year:

(a). Larison Inc was more than 10% beneficial owner of Landbay Inc.

Because Larison Inc didn't file any Form 4, so Larison Inc didn't need to file Form 5 to the most recent fiscal year of Landbay Inc.

(b). Wanjun Xie was the director, officer and more than 10% beneficial owner of Landbay Inc.

Because Wanjun xie didn't file any Form 4, so Wanjun Xie didn't need to file Form 5 to the most recent fiscal year of Landbay Inc.

10.Corporate governance

(1). There aren't any material changes to the procedures by which security holders may recommend nominees to the Directors' board of the Corporation.

(2). The corporation don't meet the requirements of items 407(d)(4) of Regulation S-K.

(3). Wanjun Xie is acting the function of the audit committee financial expert of the Corporation.

11.Code of Ethics

The code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions of the Corporation.

(1). Honest and ethical conduct: Duties to clients:

(a). Loyalty, Prudence, and Care

All members have a duty of loyalty to their clients and must act with reasonable care and exercise prudent judgment. All members must act for the benefit of their clients and place their clients' interests before the Corporation's or their own interests.

(b). Fairness

All members must be fair and objective with all clients when providing products and service, or engaging in other professional activities.

(c). Preservation of Confidentiality

Any members must keep information about current, former, and prospective clients confidential unless:

The information concerns illegal activities on the part of the client or prospective client,

Disclosure is required by law, or

The client or prospective client permits disclosure of the information.

(2). Honest and ethical conduct: Duties to Corporation

(a). Loyalty

In matters related to the Corporation, members must act for the benefit of the Corporation and not deprive the Corporation of the advantage of their skills and abilities, divulge confidential information, or otherwise cause harm to the Corporation.

(b). Additional Compensation Arrangements.

Any members must not accept gifts, benefits, compensation, or consideration that competes with or might reasonably be expected to create a conflict of interest with their employer's interest unless they obtain written consent from all parties involved.

(c). Responsibilities of Supervisors

Any members must make reasonable efforts to ensure that anyone subject to their supervision or authority complies with applicable laws, rules, regulations, and the Code and Standards.

(3). Honest and ethical conduct: Conflicts of Interest:

(a).Disclosure of Conflicts:

All members must make full and fair disclosure of all matters that could reasonably be expected to impair their independence and objectivity or interfere with respective duties to their clients, prospective clients, and employer. All members must ensure that such disclosures are prominent, are delivered in plain language, and communicate the relevant information effectively.

(b). Disclosure of Compensations:

All members must disclose to the corporation, clients, and prospective clients, as appropriate, any compensation, consideration, or benefit received from or paid to others for the recommendation of products or services.

(4). Disclosure and the Public Communications:

Any members must report to the CEO, CPO and CAO if they find any mistakes in any reports or documents that the corporation files with, or submits to SEC, IRS and New York State, and in any public communications that the corporation made.

CEO, CPO and CAO must be full, fair accurate, timely, and understandable disclosure in reports and documents that the corporation files with, or submits to SEC, IRS and New York State, and in any public communications that the corporation made.

(5). Compliance with applicable governmental laws, rules and regulations;

(a).Knowledge of the Law:

Any officers must understand and comply with all applicable laws, rules, and regulations (including the CFA Institute Code of Ethics and Standards of Professional Conduct) of any government, regulatory organization, licensing agency, or professional association governing their professional activities. In the event of conflict, any officers must comply with the more strict law, rule, or regulation. Any members must not knowingly participate or assist in and must dissociate from any violation of such laws, rules, or regulations.

(b).Misconduct:

Any officers must not engage in any professional conduct involving dishonesty, fraud, or deceit or commit any act that reflects adversely on their professional reputation, integrity, or competence.

(6). Prompt Internal Reporting of Violations of the Code:

Any members must report promptly any violations of the code to the CEO and CPO.

Item 11. Executive Compensation

1. Compensation

There aren't any compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in last fiscal year.

2. Compensation Committee Interlocks and Insider Participation:

The Corporation has no compensation committee or other board committee performing equivalent functions.

Wanjun Xie is the sole officer and the sole director of the Corporation. The Corporation didn't have any deliberation for concerning executive officer compensation during the last completed fiscal year.

3. Describe any of relationships that existed during the last completed fiscal year:

(1). There isn't any executive officer of the corporation served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Corporation;

(2). There isn't an executive officer of the Corporation served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Corporation; and

(3). There isn't an executive officer of the Corporation served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Corporation.

(4). Wanjun Xie is a director of the Corporation, and he also serve as an executive officer of the follow entities:

China Democracy Party Foundation Inc; China Democracy Development Foundation Inc; American Quickclean Inc; Lansdale Inc; Larison Inc; Blueville Inc; Linton Inc; Dewriver Inc; Achison Inc.

Please see the disclosure in the Transactions with related persons, promoters and certain control persons.

4. Compensation Committee Report:

Because the Corporation didn't have the compensation awarded to, earned by, or paid to the named executive officers, so they didn't discuss the compensation awarded to, earned by, or paid to the named executive officers.

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

  14 Code of Ethics

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
Date: March 06, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Registrant: Landbay Inc

Signature By, Wanjun Xie
President
(Chief Executive Officer)
Date: March 06, 2018

Signature By, Wanjun Xie
President
(Chief Financial Officer)
Date: March 06, 2018