Form 10-K
period 2018-03-31
Landbay Inc
filed 2018-06-29
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0065
Expire: January 31, 2020
Estimated average burden
hours per response ......... 667
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

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

Large accelerated filer [ ]                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [ ]    No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 31, 2018, the last business day of the registrant's most recently completed first fiscal quarter, was $416 based upon the IPO price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ ]   No [X]

As of March 31, 2018, the registrant had 9,638,650 shares of Class A common stock outstanding.

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

PART I

Item 1. Business

The Corporation is engaging in trading the spot silver in Canada's Markets.

The Corporation is engaging in holding or trading in securities in US markets, but owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of the Corporation on an unconsolidated basis.

The Corporation is engaging in trading whisky in United Kingdom's Markets.

We have disclosured the businesses for trading the spot silver in Canada's Market, and we have disclosured the busineses for holding and trading securities in US markets.

The business for trading whisky in United Kingdom's markets:

1. The corporation started to trade whisky in United Kingdon's market since January 30, 2018, the whisky's brands which the corporation is trading are Benrinnes and Blair Athol.

2. We buy or will buy some whisky when their price is low, and we will sell these whisky when their price is high. The price difference between buy and sell, subtract the trading fees and the account expenses, will be the profit of the Corporation.

3. All whisky which the Corporation buy or will buy are outside of U.S.A, and all unused fund is deposited in broker's account in U.S.A..

4. The Corporation is using the trading System of WhiskyInvestDirect.com to be the trading vehicle, to trade whisky.

WhiskyInvestDirect Limited is company number 09068458 and is registered in England and Wales at 12th Floor, Landmark House, Blacks Road, Hammersmith, London W6 9DP.

5. Whisky's Costodian:

WhiskyInvestDirect Limited registered in England and Wales, Company no. 09068458

Registered Office: 12th Floor, Landmark House, Blacks Road, Hammersmith, London W6 9DP

6. All whisky which the corporation bought, buy or will buy is insuranced.

7. Unused fund is deposited in Wells Fargo Bank, which is a bank in USA.

Branch address of Wells Fargo Bank, N. A.: 420 Montgomery Street, San Francisco, CA 94104

8. The factors for impacting the price of whisky which the Corporation will trade:

(1). The supply-demand relationship of whisky in United Kingdom's Market;

(2). The brand, kind and ages of whisky;

9. The trends of the whisky markets in United Kingdom. In recent years, the trends of the whisky markets in United Kingdom is up-trend.

10. The corporation's investment strategy for the whisky is a long term investment.

11. The Corporation won't use any trading advisors for trading whisky.

12. Competitive business conditions and the smaller reporting company's competitive position in the industry and methods of competition:

The Corporation is engaged in trading whisky in United Kingdom. The important competition of the Corporation is the compitition of the whisky's price. When the supplement will exceed the demandment, the whisky's price will be going down. When the demandment will exceed the supplement, the whisky's price will be going up.

When wisky's price will be going down, it will be the opportunity that the Corporation will buy and hold more whisky. When the whisky's price will be going up, it will be the opportunity that the Corporation will sell whisky which the Corporation will be holding.

13. Effect of existing or probable governmental regulations on the business:

The business, which the Corporation is engaging in trading whisky in United kingdom, is regulated by the government of the United Kingdom.

14. Reports to security holders:

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

Item 1A. Risk Factors

We have disclosured the risk factors which the Corporation is engaging in trading the spot silver in Canada's Market.

We have disclosured the risk factors which the Corporation is engaging in trading and holding securities in US Market.

The risk factors for holding and trading in whisky:

1. Policies' Risk

If some restrict policies for whisky will be issued by UK government, all whisky's price in the UK market are falling, and then loses are brought to shareholders.

2. Trading platform's Risk

If the WhiskyInvestDirect.com which is the trading platform will be going bankrupcy, the corporation will lose fund.

3. Custodian's Risk

If the WhiskyInvestDirect Limited which is the custodian will be going bankrupcy, the corporation will lose properties.

4. Risk in Trading Process

In current market, the important trading ways are the trading by internet. There are the follow same risk factors:

(1). Because the reasons of technology and equipment, make the risk that the trading entrust functions can't be used or delayed, and the transferring functions can't be used or delayed.

(2). Because relevant private information, example for trading password, shareholders' code, fund account, etc. are disclosure, and incur the risk that the investor's will is be violated.

(3). In the process of all kinds entrusting trading, because the mistakes or the invalid operations of investors, make loses to the investors.

(4). Because factors which can't be predicted and controlled, make the risk that system incur malfunction, equipment incur malfunction, communication incur malfunction, power cut or other outburst accident, and make that the trading can't be proceeded.

5. Risk of the Force Majeure

Because earthquake, typhoon, flood, fire disaster, war, strike or other force majeure reasons, make the risk that the whisky market can't be normal to trade, or the properties are lost.

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

(3). On December 23, 2016, the class A common shares of the Corporation are registered in SEC by Form S-1/A, and price of per share was $0.0000001 in its IPO. After the corporation had made two times 1-for-100 reverse split, As of March 31, 2018, the price of per share was $0.001.

(4). The class A common shares of the Corporation are registered by Form S-1, As of March 31, 2018, there is no established United States public trading market. The amount of class A common shares was 99,900,000,000 class A common shares. As of March 31, 2018, 99,900,000 class A common shares authorized, 9,990,000 class A common shares issued, 9,638,650 class A common shares outstanding.

(5). As of March 31, 2018, the approximate number of holders of class A common shares of the registrant are 29.

(6). The class A common shares of the Corporation are registered by Form S-1, Larison Inc own directly 95.68% class A common shares of the Corporation. Wanjun Xie is the beneficial owner, and he own indirectly 95.68% class A common shares of the Corporation. Wanjun Xie is the director and the officer of Larison Inc, at same time, Wanjun Xie is the director and the officer of the Corporation.

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

Overview

Industry Environment

Landbay Inc is engaging in trading the spot silver in Canada Market, at same time, Landbay Inc is engaging in holding or trading in securities in US market, but owns or proposes to acquire investment securities have a value less than 40% of the valued of the total assets of Achison Inc on an unconsolidated basis. The Corporation is trading and holding whisky in UK market.

1. The business that the Corporation is trading the spot silver was impacted by the international circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

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

2. The business that the Corporation is trading some securities was impacted by the domecstic circumstances, and the business was impacted by the market's analysis and market's prediction of the Corporation:

The corporation purchase or will purchase the securities in open markets., at same time, the corporation purchase or will purchase the securities of affiliates.

3. The business that the Corporation is trading whisky was impacted by the branck, kind and ages of whisky, and the business was impacted by the market's analysis and market's prediction of the Corporation.

Reduce Risk:

1. We tried to reduce the risk when we were trading the spot silver:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot silver.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot silver.

The Corporation will carry on the diversified management to avoid the risk that silver will lose their financial features, and become the plain metals.

2. We tried to reduce the risk when we are holding and trading securities:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade and hold securities.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading securities.

2. We tried to reduce the risk when we are holding and trading whisky:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade and hold whisky.

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading securities.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the professional expenditure the office expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading incoming: The primary incomes of the Corporation were tradingthe spot silver, securities and whisky.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the custodian's fees, the bank fees, the offcies supplies and the professional fees.

Results of Operations

The following tables set forth our condensed statements of income data:

Ended March 31, 2018
Revenue	$(7,290)
Total Expenses	$781
Excess of Revenue over Expenses before Taxes	$(8,071)
NY State Tax	-
NYC Tax	-
Net income (lose)	$(8,071)
The following table set forth our condensed statements of income data (as a percentage of revenue):
8 Back to Table of Contents Revenue
Ended March 31, 2018
From April 1, 2017 to March 1, 2018
Revenue:
Gain (lose) from Investments	$1,533
Trading Commissions	$11
Interest Income	$645
Unrealized Gain (lose) from Investments	$(8,032)
Total Revenue	$(7,290)
Cost of Revenue
Ended March 31, 2018
From April 1, 2017 to March 31, 2018
Expenses:
Bank Service Charges	$365
Custodian Fees	$146
Account Fees	$220
Office Supplies	-
Legal & Professional	$50
Total Revenue	$(7,290)
Percentage of Revenue	-
Provision for income taxes
Ended March 31, 2018
From April 1, 2017 to March 31, 2018
Provision for Income Taxes	-
Effective Tax Rate	-

Full Fiscal Years

The Corporation was registered in New York State on January 28, 2016, the last fiscal years from April 1, 2017 to March 31, 2018. We can discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2017 to March 31, 2018.

Liquidity and Capital Resources

Our capital resources were the investment from the owner and affiliates, the loan without interest from affiliates, the granted fund from affiliates and income from its operations.

Our Capital Resources sources were our cash. Cash were $1,496 as of March 31, 2018 ..

Cash Provided by Operating Activities

$40,887 cash was invested in the spot silver, whisky and securities trading as of March 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

The Corporation didn't have any contractual obligations as of March 31, 2018.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of March 31, 2018.

Contingencies

The Corporation didn't have any contingencies as of March 31, 2018.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of March 31, 2018.

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

The Corporation shall provide, in the registrant statement, quantitative information about market risk as of the end of March 31, 2018, and the period was from April 1, 2017 to March 31, 2018.

Interest Rate Risk

Our have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness.

As of March 31, 2018, our cash and cash equivalents were $1,496, short-term investments were $40,887, long-term investments were $0, short-term restricted cash and investments were $0, long-term restricted cash and investments were $0, and indebtedness were $0. All these investments are denominated in U.S. dollars. The changes in interest rates don't impact the earnings of the Corporation.

A hypothetical decrease in long-term interest rates to zero basis points would not impact annual pre-tax earnings as of March 31, 2018, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.

As of March 31, 2018, we had $0 in outstanding debt. A hypothetical 100 basis point increase in long-term interest rates would not impact annual pre-tax earnings as of March 31, 2018 , assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity.

Foreign Currency Exchange Rate Risk

1. Market Risk for Trading Purpose

The Corporation is using US dollars to trade the spot silver, securities and whisky, so the Corporation isn't subject to foreign currency exchange rate risk.

2. Market Risk for Other than Trading Purpose

The Corporation is using US dollars to trade the spot silver, whisky and securities, so the Corporation isn't subject to foreign currency exchange rate risk.

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
March 31, 2018

INDEPENDENT ACCOUNTANTS' AUDIT REPORT

To the Board of Directors and Shareholder(s) of
Landbay Inc.
Flushing, NY

I have audited the accompanying balance sheet of Landbay Inc. as of March 31, 2018 and March 31, 2017, and the related statement of income, and cash flows for the fiscal years then ended, and the related notes to the financial statements.

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

In my opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of Landbay Inc. as of March 31, 2018 and March 31, 2017, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Ahmed Associates CPA P.C

New Hyde Park, NY

June 30, 2018

LANDBAY INC
BALANCE SHEETS (AUDITED)
AS OF March 31, 2018 and 2017

ASSETS

	Mar 31, 2018	Mar 31, 2017
Current assets:
Cash & cash equivalents	$1,496	$12,489
Short Term Investment	$40,887	$6,003
Total current assets	$42,383	$18,492

Other Assets
Notes Receivable	$25,000	-

TOTAL ASSETS	$67,383	$18,492

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	-	-
Loans Payable	-	$7,000
Total current liabilities	-	$7,000

Stockholder's equity:
Common Stock: 0.001 Par Value; 999,000,000 Shares authorized; 9,990,000 shares issued; 9,638,650 shares outstanding	$9,990	$9,990
Additional paid-in capital	$67,639	$3,324
Retained earnings (Deficit)	$(9,895)	$(1,822)
Less: Treasury Stocks	$(351)	-
Total stockholder's equity	$67,383	$11,492

Total liabilities and stockholder's equity	$67,383	$18,492
LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (AUDITED) FOR THE YEAR ENDED MARCH 31, 2018 AND March 31, 2017
	Mar 31, 2018	Mar 31, 2017
Revenues:
Gain (loss) from Investment	$1,533	$97
Trading Commissions	$11	$25
Interest and Income	$645	-
Unrealized Gain (lose) from Investment	$(8,032)	$184

Less: Fee and commission expense)	$(1,447)	$(4)

Net profit(lose)	$(7,290)	$302

Expenses:
Bank Service Charges	$365	$177
Custodian Fees	$146	$173
Account Fees	$220	$550
Office Supplies	-	$23
Franchise Tax	$50	-
Legal & Professinal	-	$1,000
Total Expenses	$781	$1,923

Excess of Revenues over Expenses before Taxes	$(8,071)	$(1,621)

Provision for Taxes
NY State Tax	-	-
NYC Tax	-	-

Net income (loss)	$(8,071)	$(1,621)
12 Back to Table of Contents - LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (AUDITED) FOR THE YEAR ENDED MARCH 31, 2018
Shareholder's equity-April 1, 2017	$11,492

Add: Net (Lose) for the period from April 01, 2017 to March 31, 2018	$(8,071)

Add: Additional paid-in capital from April 01, 2017 to March 31, 2018	$64,313

Less: (Treasury Stocks)	$(351)

Shareholder's equity-March 31, 2018	$67,383
LANDBAY INC STATEMENT OF CASH FLOWS (AUDITED) FOR THE YEAR ENDED MARCH 31, 2018 AND 2017
	Mar 31, 2018	Mar 31, 2017
Cash flows from operating activities:
Net Income (lose)	$(8,071)	$(1,621)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(34,884)	$(5,947)
(Increase)decrease in liabilities:
Account payables	-	-
Net cash provided by (used in) operating activities	$(42,955)	$(7,568)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$(25,000)	-
Loan (Loans Pay off)	$(7,000)	$7,000
Capital stock	-	$9,990
Additional paid-in (paid-out) capital	$64,313	$1,129
Treasury Stocks	$(351)	-
Net cash provided by (used in) financing activities	$31,962	$18,119

Net increase (decrease) in cash and cash equivalents	$(10,993)	$10,551

Cash and cash equivalent-April 01, 2017 and April 01, 2016 (Inception)	$12,489	$1,938

Cash and equivalents-March 31, 2018 and March 31, 2017	$1,496	$12,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

LANDBAY INC
NOTES TO FINANCIAL STATEMENTS (AUDITED)
March 31, 2017

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Landbay Inc., the Company, incorporated in the State of New York on January 28, 2016, is engaged in the investment activities of the spot gold and silver trading.

During in its initial operations, the company opened a trading account in Bullion Vault which the brokerage firm registered in England to start trading activities. Currently, the Company is engaged in trading spot silver in Canadian markets and trading equity securities in US markets.

Additionally, as of January 30, 2018 the Company began trading Whisky in United Kingdom's markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on January 28, 2016, and the Company started its operations to trade the spot gold and spot silver on March 26, 2016. Additionally, it started to trade equity securities on March 08, 2017 and Whisky .

These accompanying financial statements of the Company is for the period from April 01, 2017, to March 31, 2018.

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on March 31, 2018:

Cash in Bank and brokerage accounts $1,496

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2018.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it's brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it's acquisition date and therefore classified as Short Term Investments. On January 30, 2018 the Company started to engage in Whisky Exchange. As of March 31, 2018, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Toronto Silver	53,458	$28,055
Totals:		$28,055

Other Investment	Units	Valuation in $(USD)
Stocks	3,148	$8,499
Whisky Property (LPA)	1,120	$4,333
Totals:	-	$12,832

NOTE 5. STOCKHOLDER'S EQUITY

On February 2nd, 2018, the Company made a 2nd reverse 1-for-100 stock split and authorized an additional 989,010,000 of common stocks, therefore; The company has a total authorized 999,000,000 shares of common stocks with a par value of 0.001 per share. There are currently 9,990,000 shares of common stocks issued and 9,638,650 shares of common stocks outstanding as of March 31, 2018. As of March 31, 2018, the Company bought back a total of 351,350 of Treasury Stocks. In the period from April 01, 2017 to March 31, 2018, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any sharebased compensation, related to employee share-based awards, Tax benefit from share-based award activities.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Larison Inc. owns 9,222,350 (approximately 95.86%) the common stock that are outstanding of Landbay Inc.

The Company's president, Mr. Wanjun Xie owns 100% of common stocks issued and outstanding of Larison Inc and is also the president and CEO of that entity.

As of March 31, 2018 there is $25,000 loans outstanding to Larison Inc. It is a short term loan that bears no interest and will be paid back within 12 months. Since this is a short term loan, imputed interest need not be calculated as it is rendered immaterial.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ahmed and Associates CPA P.C. , has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period from April 01, 2016 to March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

As of March 31, 2018 there is $25,000 loans outstanding to Larison Inc, APR is 10%.

Wanjun Xie is director, president and the 100% owner of Larison Inc, at same time, Wanjun xie is director, president and the about 95.68% benefitary owner of landbay Inc.

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

Wanjun Xie

Title: Sole director and sole officer of Landbay Inc

Employers during past five years:

Name of employers (Self-employed): Lansdale Inc
Title: president
Start date of position held: Augest, 2014
Job responsibilities: charge all affairs.

Name of employers (Self-employed): American Quickclean Inc
Title: president
Start date of position held: July, 2005
Job responsibilities: charge all affairs.

Education:
Degrees: bachelor
Schools: Beijing Agriculture Engineer University (in China)
Date: 09/1987-06/1991

Because Wanjun Xie are voluteer in Chinad Democracy Party Foundation Inc, so we amended the self-employed information of Wanjun Xie.

6. The business experiences of Wanjun Xie during the past five years:

(1). Name: American Quickclean Inc
Principal business: mail boxes service.
Wanjun Xie is the director and manager of American Quickclean Inc. Liuyan Li is the director and manager of American Quickclean Inc.

(2). Name: Lansdale Inc
Principal business: holding company
Wanjun Xie is the director and president of Lansdale Inc. Liuyan Li is the director of Lansdale Inc.

(3). Name: Larison Inc
Principal business: holding company
Wanjun Xie is the director and president of Larison Inc.

(4). Name: Blueville Inc
Principal business: Trading Platinum in UK market
Wanjun Xie is the director and president of Blueville Inc.

(5). Name: Landbay Inc
Principal business: engaging in trading the spot silver in Canada's Markets, and trading whisky (including brand: Benrinnes and Blair Athol) in United Kingdem's market.
Wanjun Xie is the director and president of Landbay Inc.

(6). Name: Linton Inc
Principal business: engaging in trading the spot gold in Switzerland's Markets, and trading whisky (including brand: Strathenry and Tullibardine) in United Kingdem's market.
Wanjun Xie is the director and president of Linton Inc.

(7). Name: Dewriver Inc
Principal business: engaging in trading the spot silver in Switzerland's Markets, and trading whisky (including brand: Glen Spey and Inchgower) in United Kingdem's market.
Wanjun Xie is the director and president of Dewriver Inc.

(8). Name: Achison Inc
Principal business: engaging in trading the spot silver in Singapore's Marketsr, and trading whisky (including brand: Dailuaine and Auchroisk) in United Kingdem's market.
Wanjun Xie is the director and president of Achison Inc. Liuyan Li is the director of Achison Inc.

(9). Name: China Democracy Party Foundation Inc
Principal business: No-for-profit, promoting democracy, freedom and human right in China.
Wanjun Xie is the president of China Democracy Development Foundation Inc. Liuyan Li is the secretary of China Democracy Party Foundation Inc.

(10). Name: China Democracy Development Foundation Inc
Principal business: No-for-profit, promoting democracy, freedom and human right in China.
Wanjun Xie is the president of China Democracy Development Foundation Inc. Liuyan Li is the secretary of China Democracy Development Foundation Inc.
On Fenuary 29, 2018, China Democracy Development Foundation Inc had been dissolution.

(11). Name: Lemont Inc
Principal business: engaging in trading the spot silver in United Kingdom's Markets.
Wanjun Xie is the form director and the former president of Lemont Inc. Liuyan Li is the former director of Lemont Inc.
On July 14, 2017, the Corporation had made a merger with Smoke Cartel Inc, and its name was changed to Smoke Cartel inc.

7. Wanjun Xie's promoters experience with other filers including filers that have and have not become qualified or effective:

(1). Name: Lemont Inc
CIK: 0001617216
The filer has become qualified.
Principal business: engaging in trading the spot silver in United Kingdom's Markets.
Wanjun Xie is the director and president of Lemont Inc.
On July 14, 2017, the Corporation had made a merger with Smoke Cartel Inc, and its name was changed to Smoke Cartel inc.

(2). Name: Landbay Inc
CIK: 0001627572
The filer has become effective on December 23, 2016..
Principal business: engaging in trading the spot silver in Canada's Markets, and trading whisky (including brand: Benrinnes and Blair Athol) in United Kingdem's market.
Wanjun Xie is the director and president of Landbay Inc.

(3). Name: Linton Inc
CIK: 0001667790
The filer has not become effective.
Principal business: engaging in trading the spot gold in Switzerland's Markets, and trading whisky (including brand: Strathenry and Tullibardine) in United Kingdem's market.
Wanjun Xie is the director and president of Linton Inc.

(4). Name: Achison Inc
CIK: 0001672571
The filer has become effective on July 20, 2017..
Principal business: engaging in trading the spot silver in Singapore's Marketsr, and trading whisky (including brand: Dailuaine and Auchroisk) in United Kingdem's market.
Wanjun Xie is the director and president of Achison Inc.

(5). Name: Dewriver Inc
CIK: 0001743680
The filer file Form D for issuing shares.
Principal business: engaging in trading the spot silver in Switzerland's Markets, and trading whisky (including brand: Glen Spey and Inchgower) in United Kingdem's market.
Wanjun Xie is the director and president of Dewriver Inc.

8. The conflicts of interest with Wanjun Xie managing companies that are engaged in the same business:

Wanjun Xie is managing Landbay Inc, Achison Inc, Linton Inc and Dewriver Inc. All these companies are engaging in trading the spot gold, the spot silver and whisky. There are the inherent conflicts of interest with Wanjun Xie managing companies that are engaged in the same industry. This is a risk factor.

9. The reason that we are setting up several companies in same industry:

(1). Several companies, which Wanjun Xie is managing, are in same industry, but all these companies will do businesses in different markets or different brands.

Because all these companies are doing businesses in different markets or different brands, so the investors can choice to invest in one or more companies which are in different markets or different brands. It will disperse and reduce the risk of all investors.

(2). If we set up only one company, we must assemble almost our capital in one company. If the price of the spot gold, the spot silver and whisky will fall more than 50% within a short time, this company will fall into a crisis situation, and their holding companies (parents companies) won't have enough funds to rescue this company.

Because we set up several companies in same industry, we will split all our capital into several portions, and put each portion capital into each our companies, then each our companies will have a smaller capital. If the price of the spot gold, the spot silver and whisky will fall more than 50% within a short time, each our companies will fall into a crisis situation, but their holding companies (parents companies) will be keeping enough funds to rescue all these companies one by one. It will reduce the entire risk of each our companies in same industry. But we won't intend to aggregate each entity's funds into one parent company, we will be maintaining the assets in the individual entities.

10. Wanjun Xie's experience in running a public company:

(1). Name: Lemont Inc
CIK: 0001617216
The filer has become qualified.
Principal business: engaging in trading the spot silver in United Kingdom's Markets.
Wanjun Xie is the director and president of Lemont Inc.
On July 14, 2017, the Corporation had made a merger with Smoke Cartel Inc, and its name was changed to Smoke Cartel inc.

(2). Name: Landbay Inc
CIK: 0001627572
The filer has become effective on December 23, 2016..
Principal business: engaging in trading the spot silver in Canada's Markets, and trading whisky (including brand: Benrinnes and Blair Athol) in United Kingdem's market.
Wanjun Xie is the director and president of Landbay Inc.

(3). Name: Linton Inc
CIK: 0001667790
The filer has not become effective.
Principal business: engaging in trading the spot gold in Switzerland's Markets, and trading whisky (including brand: Strathenry and Tullibardine) in United Kingdem's market.
Wanjun Xie is the director and president of Linton Inc.

(4). Name: Achison Inc
CIK: 0001672571
The filer has become effective on July 20, 2017..
Principal business: engaging in trading the spot silver in Singapore's Marketsr, and trading whisky (including brand: Dailuaine and Auchroisk) in United Kingdem's market.
Wanjun Xie is the director and president of Achison Inc.

(5). Name: Dewriver Inc
CIK: 0001743680
The filer file Form D for issuing shares.
Principal business: engaging in trading the spot silver in Switzerland's Markets, and trading whisky (including brand: Glen Spey and Inchgower) in United Kingdem's market.
Wanjun Xie is the director and president of Dewriver Inc.

11. Directorships during past five years:

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
Wanjun Xie was the director in the company with a class of securities registered before July 14, 2017. The company wasn't registered as an investment company.

(f). Name: Landbay Inc
Wanjun Xie is the director of Landbay Inc.
Wanjun Xie was the director in the company with a class of securities registered. The company wasn't registered as an investment company.

(g). Name: Linton Inc
Wanjun Xie is the director of Linton Inc.
Wanjun Xie was the director in the company with a class of securities registered. The company wasn't registered as an investment company.

(h). Name: Dewriver Inc
Wanjun Xie is the director of Dewriver Inc.
Wanjun Xie was the director in the company with a class of securities registered.The company wasn't registered as an investment company.

(i). Name: Achison Inc
Wanjun Xie is the director of Achison Inc.
Wanjun Xie was the director in the company with a class of securities registered. The company wasn't registered as an investment company.

12. Involvement in Certain Legal Proceedings:

None

13. Promoters and control persons.

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

14. Compliance with section 16(a) of the Exchange Act:

(1). Lanfbay Inc was a having a class of equity securities registered. Landbay Inc wasn't a closed-end investment company registered

(2). During the fiscal year, there weren't a director, officer, more than 10% beneficial owner who failed to file Form 3 and Form 4 on a timely basis.

(3). Forms 5 and amendments furnished to the Corporation with respect to its most recent fiscal year:

(a). Larison Inc was more than 10% beneficial owner of Landbay Inc. Larison Inc has filed Form 5 to the most recent fiscal year of Landbay Inc.

(b). Wanjun Xie was the director, officer and more than 10% beneficial owner of Landbay Inc. Wanjun Xie has filed Form 5 to the most recent fiscal year of Landbay Inc.

15.Corporate governance

(1). There aren't any material changes to the procedures by which security holders may recommend nominees to the Directors' board of the Corporation.

(2). The corporation don't meet the requirements of items 407(d)(4) of Regulation S-K.

(3). Wanjun Xie is acting the function of the audit committee financial expert of the Corporation.

16.Code of Ethics : Code of Ethics has been discloured before.

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

(4). Wanjun Xie is a director of the Corporation, and he also serve as an executive officer of the follow entities:

American Quickclean Inc; Lansdale Inc; Larison Inc; Blueville Inc; Linton Inc; Dewriver Inc; Achison Inc, China Democracy Party Foundation Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

1. The Corporation don't have any securities authorized for issuance under equity compensation plans.

2. Security ownership of certain beneficial owners and management:

(1). Security ownership of certain beneficial owners:

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Class A Common Share	Larison Inc, 3906 Main St., 207, Flushing, NY11354	9,222,350 Direct	95.68%
Class A Common Share	Wanjun Xie, 3906 Main St., 207, Flushing, NY11354	9,222,350 Indirect	95.68%
(2). Security ownership of management:
Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Class A Common Share	Wanjun Xie, 3906 Main St., 207, Flushing, NY11354	9,222,350 Indirect	95.68%

Item 13. Certain Relationships and Related Transactions, and Director Independence

1. As of March 31, 2018 there is $25,000 loans outstanding to Larison Inc, APR is 10%.

(1). Wanjun Xie is director, officer and the about 95.68% benefitary owner of Landbay Inc, at same time, Wanjun Xie is director, officer and 100% owner of Larison Inc.

(2). Larison Inc owen about 95.68% Class A common shares of Landbay Inc.

(3). As of March 31, 2018, the approximate dollar value of the amount involved in the transaction is $25,000.

(4). As of March 31, 2018, the approximate dollar value of the amount of Larison Inc's interest in the transaction is $0.

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

The material terms of agreement:

(1). Larison Inc will pay the loan within one year.

(2). The annual rate of the loan is 10%.

Item 14. Principal Accounting Fees and Services

1. Auditor's Fees:

The auditing fees to the current auditor was $5,000 since April 1, 2017 to March 31, 2018.

The servicing fees for reviewing the 10-Q financial Statement was $1,000 since October 1, 2017 to December 31, 2017.

2. Fees for tax return:

The fees for reporting taxes was $1,000 since April 1, 2017 to March 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  7 Report of Independent Registered Public Accounting Firm

  23 Consent of Independent Registered Public Accounting Firm

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
Date: June 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Registrant: Landbay Inc

Signature By, Wanjun Xie
President
(Chief Executive Officer)
Date: June 29, 2018

Signature By, Wanjun Xie
President
(Chief Financial Officer)
Date: June 29, 2018