Form 10-K/A
period 2018-03-31
Landbay Inc
filed 2018-07-10
CIK 1672572

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

Back to Top

LANDBAY INC FORM 10-K/A TABLE OF CONTENTS

Back to Top

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. All statements contained in this Annual Report on Form 10-K/A other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K/A. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

Item 14. Principal Accounting Fees and Services

1. Auditor's Fees:

The auditing fees to the current auditor was $10,000 since April 1, 2017 to March 31, 2018.

The servicing fees for reviewing the 10-Q financial Statement was $1,000 since October 1, 2017 to December 31, 2017.

2. Fees for tax return:

The fees for reporting taxes was $1,000 since April 1, 2017 to March 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

** 7 Report of Independent Registered Public Accounting Firm

** 23 Consent of Independent Registered Public Accounting Firm

** 31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

** 31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

** 32.1 18 U.S.C. Section 1350 Certificte of Chief Executive Officer

** 32.2 18 U.S.C. Section 1350 Certificte of Chief Financial Officer

** 101 INS XBRL Instance Document

** 101 SCH XBRL Taxonomy Extension Schema Document

** 101 CAL XBRL Taxonomy Extension Calculation Document

** 101 LAB XBRL Taxonomy Extension Labels Document

** 101 PRE XBRL Taxonomy Extension Presentation Document

** 101 DEF XBRL Taxonomy Extension Definition Document

* Amended!

** Filed previously

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature By, Wanjun Xie
President
(Principal Financial Officer)
Date: July 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Registrant: Landbay Inc

Signature By, Wanjun Xie
President
(Chief Executive Officer)
Date: July 10, 2018

Signature By, Wanjun Xie
President
(Chief Financial Officer)
Date: July 10, 2018