Form 10-Q
period 2018-06-30
Landbay Inc
filed 2018-08-13
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: September 30, 2018
Estimated average burden
hours per response ......... 187.43
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On June 30, 2018, the registrant had 9,638,650 shares of Class A common stock outstanding.

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

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC.
FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2018

LANDBAY INC BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2018 ASSETS

	June 30, 2018	March 31, 2018
Current assets:
Cash & cash equivalents	$8,417	$1,496
Short Term Investment	$66,703	$40,887
Total current assets	$75,120	$42,383

Other assets:
Notes Receiveble	$44,000	$25,000

TOTAL ASSETS	$119,120	$67,383
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	-	-
Loans payable	-	-
Total current liabilities	-	-

Stockholder's equity:
Common Stock: 0.001 Par Value; 999,000,000 Shares authorized; 9,990,000 share issued; 9,638,650 shares outstanding	$9,990	$9,990
Additional paid-in capital	$89,061	$67,639
Retained earnings (Deficit)	$20,420	$(9,895)
Less: Treasury Stock, 351,350	$(351)	$(351)
Total stockholder's equity	$119,120	$67,383

Total liabilities and stockholder's equity	$119,120	$67,383
LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2018 and 2017
	April 1, 2018- June 30, 2018	April 1, 2017- June 30, 2017
Revenues:
Realized Gain (loss) from Investment	$39,444	$10
Trading Commissions	-	$2
Interest and Dividend Income	$1,102	-
Unrealized Gain (lose) from Investment	$(3,388)	$605

Less: (Fee and cpmmission expense)	$(356)	-

Net profit(lose)	$36,802	$617

Expenses:
Bank Service Charge	$124	$76
Custodian Fees	$90	$36
Account Fees	-	$219
Office Supplies	-	-
Franchines Tax	-	-
Legal & professional	$6,275	-
Total Expenses	$6,489	$331

Excess of Revenues over Expenses before Taxes	$30,313	$286

Provision for Taxes
NY State Tax	-	-
NYC Tax	-	-

Net income (loss)	$30,313	$286
- LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2018
Shareholder's equity-April 1, 2018	$67,383

Add: Net (Lose) for the period from April 01, 2018 to June 30, 2018	$30,313

Add: Additional paid-in capital from April 01, 2018 to June 30, 2018	$21,424

Less: (Treasury Stocks)	-

Shareholder's equity-June 30, 2018	$119,120
LANDBAY INC STATEMENT OF CASH FLOWS (UNADITED) FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017
	April 1, 2018- June 30, 2018	April 1, 2017- June 30, 2017
Cash flows from operating activities:
Net Income (lose)	$30,313	$286
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$(25,816)	$(38,376)
(Increase)decrease in liabilities:
Account payables	-	-
Net cash provided by (used in) operating activities	$4,497	$(38,090)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes Receivable	$(19,000)	-
Loans Received (Loans Pay off)	-	$20,000
Capital stock	-	-
Additional paid-in (paid-out) capital	$21,424	$63,680
Treasury Stocks	-	-
Net cash provided by (used in) financing activities	$2,424	$83,680

Net increase (decrease) in cash and cash equivalents	$6,921	$45,590

Cash and cash equivalent-April 01, 2018 and April 01, 2017	$1,496	$12,489

Cash and equivalents-June 30, 2018 and June 30, 2017	$8,417	$58,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

LANDBAY INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2018

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Landbay Inc., the Company, incorporated in the State of New York on January 28, 2016, is engaged in the investment activities of the spot gold and silver trading.

During in its initial operations, the company opened a trading account in Bullion Vault which the brokerage firm registered in England to start trading activities. Currently the Company only trades in spot silver in the Canadian Markets and trading equity securities in US markets

Additionally, as of January 30, 2018 the Company began trading Whisky in United Kingdom's markets.

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

These accompanying financial statements of the Company is for the period from April 01, 2018, to June 30, 2018.

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England, Charles Schwab and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on June 30, 2018:

Cash in Bank and brokerage accounts $8,417

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2018.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it's brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it's acquisition date and therefore classified as Short Term Investments. On January 30, 2018 the Company started to engage in Whisky Exchange. As of June 30, 2018, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Toronto Silver	48,333	$28,055
Totals:	-	Valuation in $28,055

Other Investment	Units	Valuation in $(USD)
Stocks	Various	$37,855
Whisky Property (LPA)	1,120	$4,198
Totals:	-	$42,053

NOTE 5. STOCKHOLDER'S EQUITY

On February 2nd, 2018, the Company made a 2nd reverse 1-for-100 stock split and authorized an additional 989,010,000 of common stocks, therefore; The company has a total authorized 999,000,000 shares of common stocks with a par value of 0.001 per share. There are currently 9,990,000 shares of common stocks issued and 9,638,650 shares of common stocks outstanding as of June 30, 2018. As of June 30, 2018, the Company bought back a total of 351,350 of Treasury Stocks. In the period from April 01, 2018 to June 30, 2018, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any sharebased compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

As of June 30, 2018 there is $25,000 loans outstanding to Larison Inc. that bears 10% interest. As of June 30, 2018 there is $19,000 loans outstanding to Lansdale Inc. that bears 10% interest. On April 25, 2018 and April 30, 2018 Lansdale Inc. gifted 15,000 and 30,000 shares of SMKC respectively to Landbay Inc.

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

Overview

Industry Environment

Landbay Inc is engaging in trading the spot silver in Canada Market, engaging in investing the equity securities in U.S.A., and engaging in trading whisky in UK market.

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

The Corporation is engaging in trading securities in US market, the competitions are the price's compitition of the stocks.

The follow factors will impact the price of the stocks:

(1). The factors of companies will impact price of an individual stocks, the factors include the operating conditions and the financial condition of the company;

(2). The economic factors of USA will impact the price of the stocks, the factors include the interest rate level, the exchange rate level, the international incomes and expenses, the real terms, the economic circle, the economic index, the ecominc policies.

(3). The political infactors will impact the price of the stocks, the infactors include the political situation, the political accidents, the diplomatic relations and the party in power changed.

The Corporation is engaging in trading whisky in UK market. the competitions are the price's compitition of the stocks.

The follow factors will impact the price of whisky in UK market:

(1). The type and age of the whisky will impact the price of the whisky;

(2). The demanment and supplement relationship will impact the price of the whisky;

(3). The expenses for custody and insured will impact the price of the whisky.

We tried to reduce the risk when we were trading the spot silver, whisky and securities:

(1). We will always keep enough cash in our trading account to against the risk factors.

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot silver, whisky and securities..

(3). We assume that the Risk Factors will happen at any time, but we try to reduce any risks when we are in trading the spot silver, whisky and securities.

(4). When the Corporation will become a middle capital company and a big capital company, We will carry on the diversified investment to reduce the risk.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were trading income and other incomes.

Primary Expenses

The primary expenses are the trading expenditure, the professional expenditure and the bank fees.

Components of Results of Operations

Revenue

Trading incoming: The primary incomes of the Corporation were trading the spot silver, whisky and securities.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the custodian's fees and account fees.

Professional expenditure: The professional expenses include the auditing fees, accounting fees and the XBRL service fees.

Results of Operations

The following tables set forth our statements of income data:

Ended June 30, 2018
Revenue	$39,444
Total Expenses	$6,489
Excess of Revenue over Expenses before Taxes	$30,313
NY State Tax	-
NYC Tax	-
Net income (lose)	$30,313
8 Back to Table of Contents The following table set forth our statements of income data (as a percentage of revenue):
Revenue
Ended June 30, 2018
From April 1, 2018 to June 30, 2018
Revenue:
Gain (lose) from investments	$39,444
Interest and Dibidends	$1,102
Unrealized gain (lose) from investments	$(3,388)
Less:(Fee and commission expense)	$(356)
Total revenue	$30,313
Cost of Revenue
Ended June 30, 2018
From April 1, 2018 to June 30, 2018
Expenses:
Bank Service Charges	$124
Custodian Fees	$90
Office Supplies	-
Legal and Professional	$6,275
Misc. Taxes, Liscenses and Permits	-
Total expenses	$6,489
Percentage of revenue	17.63%
Provision for income taxes
Ended June 30, 2018
From July 1, 2018 to June 30, 2018
Provision for income taxes	-
Effective tax rate	-

Full Qauter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2018 to June 30, 2018.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash. Cash were $8,417 as of June 30, 2018. ..

Cash Provided by Operating Activities

$66,703 cash was invested in the spot silver trading, the whisky trading and securities trading as of June 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

The Corporation didn't have any contractual obligations as of June 30, 2018.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of June 30, 2018.

Contingencies

The Corporation didn't have any contingencies as of June 30, 2018.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of June 30, 2018.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable!

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of June 30, 2018.

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
Date: August 11, 2018

Signature By, Wanjun Xie
President, On behalf of Landbay Inc
(Chief Financial Officer)
Date: August 11, 2018