Form 10-Q/A
period 2018-09-30
Landbay Inc
filed 2018-11-23
CIK 1672572

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

LANDBAY INC FORM 10-Q/A TABLE OF CONTENTS

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q/A other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q/A. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC.
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2018

LANDBAY INC CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2018 AND MARCH 31, 2018 ASSETS

	September 30, 2018	March 31, 2018
Current assets:
Cash & cash equivalents	$28,042	$1,496
Short Term Investment	$94,510	$40,887
Total current assets	$122,552	$42,383

Other assets:
Notes Receiveble	$47,600	$25,000

Total Other Assets	$47,600	-

TOTAL ASSETS	$170,152	$67,383
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	$20,142	-
Loans payable	-	-
Total current liabilities	$20,142	-
Deferred Tax Liabilities	$9,205	-
Total current liabilities	$9,205	-

Stockholder's equity:
Common Stock: 0.001 Par Value; 999,000,000 Shares authorized; 9,990,000 share issued; 9,638,650 shares outstanding	$9,990	$9,990
Additional paid-in capital	$89,018	$67,639
Retained earnings (Deficit)	$38,967	$(9,895)
Less: Treasury Stock, 351,350	$(351)	$(351)
Equity Attributable to Holders of Parents	$137,624	-
Equity Attributable to Non-controlling Interest	$3,181	-
Total stockholder's equity	$140,805	$67,383

Total liabilities and stockholder's equity	$170,152	$67,383
LANDBAY INC CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 and 2017
	April 1, 2018- September 30, 2018	April 1, 2017- September 30, 2017
Revenues:
Realized Gain (loss) from Investment	$70,200	$1,014
Interest and Dividend Income	$2,522	$2
Trading Commissions	-	$6
Unrealized Gain (lose) from Investment	$25,488	$(580)

Less: (Fee and cpmmission expense)	$(740)	$(259)

Net profit(lose)	$97,470	$183

Expenses:
Account Fees	$55	$219
Bank Service Charge	$256	$112
Custodian Fees	$155	$144
Legal & professional	$18,621	-
Office Supplies	$285	-
Tax, Licenses and Fees	$577	$50
Total Expenses	$19,949	$525

Excess of Revenues over Expenses before Taxes	$77,521	$(342)

Provision for Taxes
Federal Taxes	$16,960	-
NY State Tax	$5,240	-
NYC Tax	$7,147	-

Net income (loss)	$48,174	$(342)

Attributable to the Parent Net Income (Lose)	$48,861	-
Attributable to the Non-controlling Interest	$(687)	-
4 Back to Top LANDBAY INC CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
July 1, 2018- September 30, 2018
Revenues:
Realized Gain (loss) from Investment	$30,756
Interest and Dividend Income	$1,299
Trading Commissions	-
Unrealized Gain (lose) from Investment	$28,739

Less: (Fee and cpmmission expense)	$(287)

Net profit(lose)	$60,507

Expenses:
Account Fees	$55
Bank Service Charge	$48
Custodian Fees	$18
Legal & professional	$9,875
Office Supplies	-
Tax, Licenses and Fees	$64
Total Expenses	$10,060

Excess of Revenues over Expenses before Taxes	$50,447

Provision for Taxes
Federal Taxes	$16,960
NY State Tax	$5,240
NYC Tax	$7,147

Net income (loss)	$21,100

Attributable to the Parent Net Income (Lose)	$21,787
Attributable to the Non-controlling Interest	$(687)
- LANDBAY INC CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2018 TO SEPTEMBER 30, 2018
Shareholder's equity-April 1, 2018	$67,383

Add: Net (Lose) for the period from April 01, 2018 to September 30, 2018 of Parent Company	$48,861

Add: Net (Lose) for the period from April 01, 2018 to September 30, 2018 of Non-controlling Interest	$(687)

Add: Common Stock for the Period from April 01, 2018 to September 30, 2018 of Non-controlling Interest	$2,109

Add: Additional paid-in capital from April 01, 2018 to September 30, 2018 of Parent Company	$21,380

Add: Additional paid-in captital from April 01, 2018 to September 30, 2018 of Non-controlling Interest	$1,759

Shareholder's equity-September 30, 2018	$140,805
LANDBAY INC CONSOLIDATED STATEMENT OF CASH FLOWS (UNADITED) FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
	April 1, 2018- September 30, 2018	April 1, 2017- September 30, 2017
Cash flows from operating activities:
Net Income (lose)	$48,174	$(342)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase) decrease in assets:
Account receivables	-	-
Short term investments	$(53,623)	$(35,054)
(Increase)decrease in liabilities:
Income Tax Payables and Deferred Tax Liability	$29,347	-
Net cash provided by (used in) operating activities	$23,898	$(35,396)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loans	$(22,600)	$(7,000)
Capital stock-Parent Company	-	-
Capital stock-Non-controlling Interest	$2,109	$63,642
Additional paid-in (paid-out) capital-Parent Company	$21,380	-
Additional paid-in (paid-out) capital-Non-controlling Interest	$1,759	-
Net cash provided by (used in) financing activities	$2,468	$56,642

Net increase (decrease) in cash and cash equivalents	$26,546	$21,246

Cash and cash equivalent-April 01, 2018 and April 01, 2017	$1,496	$12,489

Cash and equivalents-September 30, 2018 and September 30, 2017	$28,042	$33,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

LANDBAY INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

These accompanying consolidated financial statements of the Company is for the period from April 01, 2018, to September 30, 2018, the subsidiary, Dewriver, Inc. was acquired in June 2018 and Landbay Inc. own 78.8% of the company.

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

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Toronto Silver	48.333	$22,610
Totals:	-	$22,610

Other Investment	Units	Valuation in $(USD)
Stocks	Various	$67,612
Whisky Property (LPA)	1,120	$4,288
Totals:	-	$94,510

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

The current assets were $122,552 as of September 30, 2018. ..

Cash Provided by Operating Activities

$94,510 cash was invested in the spot silver trading, the whisky trading and securities trading as of September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None!

Item 5. Other Information

None.

Item 6. Exhibits

**31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

**31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

**32.1 18 U.S.C. Section 1350 Certificte of Chief Executive Officer

**32.2 18 U.S.C. Section 1350 Certificte of Chief Financial Officer

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
Date: November 23, 2018

Signature By, Wanjun Xie
President, On behalf of Landbay Inc
(Chief Financial Officer)
Date: November 23, 2018