Form 10-Q
period 2018-12-31
Landbay Inc
filed 2019-02-27
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0070
Expire: July 31, 2021
Estimated average burden
hours per response ......... 190.42
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ X ]   No [ ]

On December 31, 2018, the registrant had 9,638,650 shares of Class A common stock outstanding.

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

PART I : FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC.
FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2018

LANDBAY INC BALANCE SHEETS (UNAUDITED) AS OF DECEMBER 31, 2018 AND MARCH 31, 2018 ASSETS

	December 31, 2018	March 31, 2018
Current assets:
Cash & cash equivalents	$1,150	$1,496
Short Term Investment	$60,206	$40,887
Deferred Tax Assets	$1,381	-

Total current assets	$62,737	$42,383

Other assets:
Notes Receiveble	$47,600	$25,000

Total Other Assets	$47,600	-

TOTAL ASSETS	$110,337	$67,383
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	$9,442	-
Loans payable	-	-
Total current liabilities	$9,442	-

Stockholder's equity:
Common Stock: 0.001 Par Value; 999,000,000 Shares authorized; 9,990,000 share issued; 9,638,650 shares outstanding	$9,990	$9,990
Additional paid-in capital	$89,018	$67,639
Retained earnings (Deficit)	$996	$(9,895)
Less: Treasury Stock, 351,350	$(351)	$(351)
Equity Attributable to Holders of the Parents	$99,653	-
Equity Attributable to Holders of Non-Controllingf Interest	$1,242	-
Total stockholder's equity	$100,895	$67,383

Total liabilities and stockholder's equity	$110,337	$67,383
LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 and 2017
	April 1, 2018- December 31, 2018	April 1, 2017- December 31, 2017
Revenues:
Realized Gain (loss) from Investment	$72,983	$1,014
Interest and Dividend Income	$3,717	$2
Trading Commissions	-	$6
Unrealized Gain (lose) from Investment	$18,328	$(580)

Less: (Fee and cpmmission expense)	$(963)	$(259)

Net profit(lose)	$57,409	$183

Expenses:
Bank Service Charge	$358	$112
Custodian Fees	$295	$363
Legal & professional	$39,421	-
Office Supplies	$1,727	-
Tax, Licenses and Fees	$64	$50
Total Expenses	$41,865	$525

Excess of Revenues over Expenses before Taxes	$15,544	$(342)

Provision for Taxes
Federal Taxes	$4,657	-
NY State Tax	$1,441	-
NYC Tax	$1,963	-

Net income (loss)	$7,483	$(342)

Attributable to the parent Net Income (Lose)	$8,889	-
Attributable to the non-controlling Interest Net Income (Lose)	$(1,406)	-
LANDBAY INC STATEMENT OF REVENUES AND EXPENSES (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 2018
October 1, 2018- December 31, 2018
Revenues:
Realized Gain (loss) from Investment	$2,784
Interest and Dividend Income	$1,195
Trading Commissions	-
Unrealized Gain (lose) from Investment	$(43,816)

Less: (Fee and cpmmission expense)	$(168)

Net profit(lose)	$40,005

Expenses:
Bank Service Charge	$102
Custodian Fees	$140
Legal & professional	$20,800
Office Supplies	$1,727
Tax, Licenses and Fees	-
Total Expenses	$22,769

Excess of Revenues over Expenses before Taxes	$(62,774)

Provision for Taxes
Federal Taxes	$(12,297)
NY State Tax	$(3,806)
NYC Tax	$(5,182)

Net income (loss)	$(41,489)

Attributable to the parent Net Income (Lose)	$(40,601)
Attributable to the non-controlling Interest Net Income (Lose)	$(888)
4 Back to Table of Contents - LANDBAY INC STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED) FOR THE PERIOD FROM APRIL 01, 2018 TO DECEMBER 31, 2018
Shareholder's equity-April 1, 2018	$67,383

Add: Net (Lose) for the period from April 01, 2018 to December 31, 2018 of parent company	$14,115

Add: Net (Lose) for the period from April 01, 2018 to December 31, 2018 of non-controlling interest	$(6,632)

Add: Common Stock for the period from April 01, 2018 to December 31, 2018 of non-controlling interest	$2,109

Add: Additional paid-in capital April 01, 2018 to December 31, 2018 of parent company	$21,918

Add: Additional paid-in capital from April 01, 2018 to December 31, 2018	$2,002

Shareholder's equity-December 31, 2018	$100,895
LANDBAY INC STATEMENT OF CASH FLOWS (UNADITED) FOR THE Nine MONTHS ENDED DECEMBER 31, 2018 AND 2017
	April 1, 2018- December 31, 2018	April 1, 2017- December 31, 2017
Cash flows from operating activities:
Net Income (lose)	$7,483	$(342)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase) decrease in assets:
Account receivables	-	-
Short term investments	$(19,319)	$(35,054)
(Increase)decrease in liabilities:
Income Tax Payables and Deferred Tax Liability	$8,061	-
Net cash provided by (used in) operating activities	$(3,775)	$(35,396)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loans	$(22,600)	$(7,000)
Capital stock-parent company	-	-
Capital stock-non-controlling interest	$2,109	$63,642
Additional paid-in (paid-out) capital - parent company	$21,918	-
Additional paid-in (paid-out) capital - non-controlling interest	$2,002	-
Net cash provided by (used in) financing activities	$3,429	$56,642

Net increase (decrease) in cash and cash equivalents	$(346)	$21,246

Cash and cash equivalent-April 01, 2018 and April 01, 2017	$1,496	$12,489

Cash and equivalents-December 31, 2018 and December 31, 2017	$1,150	$33,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

LANDBAY INC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2018

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

These accompanying financial statements of the Company is for the period from April 01, 2018, to December 31, 2018.

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England, Charles Schwab and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on December 31, 2018:

Cash in Bank and brokerage accounts $1,150

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

6

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2018.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it's brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it's acquisition date and therefore classified as Short Term Investments. On January 30, 2018 the Company started to engage in Whisky Exchange. As of December 31, 2018, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Toronto Silver	48.333	$23,954
Totals:	-	Valuation in $23,954

Other Investment	Units	Valuation in $(USD)
Stocks	Various	$36,049
Whisky Property (LPA)	1,120	$5,053
Totals:	-	$41,102

NOTE 5. STOCKHOLDER'S EQUITY

On February 2nd, 2018, the Company made a 2nd reverse 1-for-100 stock split and authorized an additional 989,010,000 of common stocks, therefore; The company has a total authorized 999,000,000 shares of common stocks with a par value of 0.001 per share. There are currently 9,990,000 shares of common stocks issued and 9,638,650 shares of common stocks outstanding as of December 31, 2018. As of December 31, 2018, the Company bought back a total of 351,350 of Treasury Stocks. In the period from April 01, 2018 to December 31, 2018, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any sharebased compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

As of December 31, 2018 there is $25,000 loans outstanding to Larison Inc. that bears 10% interest. As of December 30, 2018 there is $21,000 loans outstanding to Lansdale Inc. that bears 10% interest.

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

Results of Operations

The following tables set forth our statements of income data:

Ended December 31, 2018
Revenue	$(40,005)
Total Expenses	$(22,769)
Excess of Revenue over Expenses before Taxes	$(62,774)
Federal Tax	$(12,297)
NY State Tax	$(3,806)
NYC Tax	$(5,182)
Net income (lose)	$(41,489)
8 Back to Table of Contents The following table set forth our statements of income data (as a percentage of revenue):
Revenue
Ended December 31, 2018
From October 1, 2018 to December 31, 2018
Revenue:
Gain (lose) from investments	$2,784
Interest and Dibidends	$1,195
Unrealized gain (lose) from investments	$(43,816)
Less:(Fee and commission expense)	$(168)
Total revenue	$(40,005)
Cost of Revenue
Ended SDecember 31, 2018
From October 1, 2018 to December 31, 2018
Expenses:
Bank Service Charges	$102
Custodian Fees	$140
Legal and Professional	$20,800
Office Supplies	$1,727
Misc. Taxes, Liscenses and Permits	-
Total expenses	$(62,774)
Percentage of revenue	-
Provision for income taxes
Ended December 31, 2018
From October 1, 2018 to December 31, 2018
Provision for income taxes	$(62,774)
Effective tax rate	-

Full Quarter

We discuss the financial condition, changes in financial condition and results of operations of the Corporation since October 1, 2018 to December 31, 2018.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted, the loan without interest of owner and affiliates, and income from its operations.

The current assets were $62,737 as of December 31, 2018. ..

Cash Provided by Operating Activities

$60,206 cash was invested in the spot silver trading, the whisky trading and securities trading as of December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The Corporation didn't have any contractual obligations as of December 31, 2018.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $9,442 as of December 31, 2018.

Contingencies

The Corporation didn't have any contingencies as of December 31, 2018.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of December 31, 2018.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable!

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of December 31, 2018.

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
Date: February 26, 2019

Signature By, Wanjun Xie
President, On behalf of Landbay Inc
(Chief Financial Officer)
Date: February 26, 2019