Form 10-K
period 2019-03-31
Landbay Inc
filed 2019-07-15
CIK 1672572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
OMBAPPROVAL
OMB Number:3235-0065
Expire: January 31, 2020
Estimated average burden
hours per response ......... 667
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

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

Large accelerated filer [ ]                                                     Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)       Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [ ]    No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 31, 2019, the last business day of the registrant's most recently completed first fiscal quarter, was $3,728 based upon the IPO price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [ ]   No [X]

As of March 31, 2019, the registrant had 9,638,650 shares of Class A common stock outstanding.

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

PART I

Item 1. Business

The Corporation is engaging in trading the spot silver in Canada's Markets, trading whisky in Uk market and trading securities in US market (less than 40 of its assets , or less than 100 shareholders).

We have disclosured the businesses for trading the spot silver in Canada's Market, trading whisky in UK market, and trading securities in US markets.

Item 1A. Risk Factors

We have disclosured the risk factors which the Corporation is engaging in trading the spot silver in Canada's Market, trading securities in US Market, and trading whisky: in Uk amrket.

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

(3). On December 23, 2016, the class A common shares of the Corporation are registered in SEC by Form S-1/A, and price of per share was $0.0000001 in its IPO. After the corporation had made two times 1-for-100 reverse split, As of March 31, 2019, the price of per share was $0.001.

(4). The class A common shares of the Corporation are registered by Form S-1, As of March 31, 2019, there is no established United States public trading market. The amount of class A common shares was 99,900,000,000 class A common shares. As of March 31, 2019, 99,900,000 class A common shares authorized, 9,990,000 class A common shares issued, 9,638,650 class A common shares outstanding.

(5). As of March 31, 2019, the approximate number of holders of class A common shares of the registrant are 29.

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

Components of Results of Operations

Revenue

Trading income: The primary incomes of the Corporation were tradingthe spot silver, securities and whisky.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the trading fees, the custodian's fees, the bank fees, the offcies supplies and the professional fees.

Results of Operations

The following tables set forth our condensed statements of income data:

Ended March 31, 2019
Revenue	$42,130
Total Expenses	$40,591
Excess of Revenue over Expenses before Taxes	$1,539
Federal Tax	$231
NY State Tax	$100
NYC Tax	$136
Net income (lose)	$1,072
The following table set forth our condensed statements of income data (as a percentage of revenue):
5 Back to Table of Contents Revenue
Ended March 31, 2019
From April 1, 2018 to March 1, 2019
Revenue:
Gain (lose) from Investments	$4,256
Trading Commissions	-
Interest Income	$1,351
Unrealized Gain (lose) from Investments	$(20,204)
Less: (Fees and commission expense)	$(206)
Total Revenue	$(14,857)
Cost of Revenue
Ended March 31, 2019
From April 1, 2018 to March 31, 2019
Expenses:
Advertising	$600
Bank Service Charges	$50
Custodian Fees	-
Legal & Professional	$5,054
Office Supplies	$50
Taxes, Licenses and Fees	-
Total Revenue	$5,779
Percentage of Revenue	-
Provision for income taxes
Ended March 31, 2019
From April 1, 2018 to March 31, 2019
Provision for Income Taxes	-
Federal Taxes	$(1,626)
NYS Taxes	$(2,214)
NYC Taxes	$(3,753)
Effective Tax Rate	$(13,043)

Full Fiscal Years

The Corporation was registered in New York State on January 28, 2016, the last fiscal years from April 1, 2018 to March 31, 2019. We can discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2018 to March 31, 2019.

Liquidity and Capital Resources

Our capital resources were the investment from the owner and affiliates, the loan without interest from affiliates, the granted fund from affiliates and income from its operations.

Our Capital Resources sources were our cash. Cash were $9,085 as of March 31, 2019 ..

Cash Provided by Operating Activities

$35,218 cash was invested in the spot silver, whisky and securities trading as of March 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

The Corporation didn't have any contractual obligations as of March 31, 2019.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $12,228 as of March 31, 2019.

Contingencies

The Corporation didn't have any contingencies as of March 31, 2019.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of March 31, 2019.

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

The Corporation shall provide, in the registrant statement, quantitative information about market risk as of the end of March 31, 2019, and the period was from April 1, 2018 to March 31, 2019.

Interest Rate Risk

Our have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness.

As of March 31, 2019, our cash and cash equivalents were $9,085, short-term investments were $35,218, long-term investments were $0, short-term restricted cash and investments were $0, long-term restricted cash and investments were $0, and indebtedness were $12,228. All these investments are denominated in U.S. dollars. The changes in interest rates don't impact the earnings of the Corporation.

A hypothetical decrease in long-term interest rates to zero basis points would not impact annual pre-tax earnings as of March 31, 2019, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.

As of March 31, 2019, we had $0 in outstanding debt. A hypothetical 100 basis point increase in long-term interest rates would not impact annual pre-tax earnings as of March 31, 20189 , assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity.

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

Item 8. Financial Statements and Supplementary Data

LANDBAY INC.
FINANCIAL STATEMENTS (AUDITED)
March 31, 2019

AHMED ASSOCIATES P.C.
35 Aberdeen Road, New Hyde Park, NY11040
P: 516-713-9979 F: 516-706-1376 E: riz@ahmedassociatescpa.com

Member
American Institute of
Certificated Public Accountants

INDEPENDENT ACCOUNTANTS' AUDIT REPORT

To the Board of Directors and Shareholder(s) of
Landbay Inc.
Flushing, NY

I have audited the accompanying balance sheet of Landbay Inc. as of March 31, 2019 and March 31, 2018, and the related statement of income, and cash flows for the fiscal years then ended, and the related notes to the financial statements.

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

In my opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of Landbay Inc. as of March 31, 2019 and March 31, 2018, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Ahmed Associates CPA P.C

New Hyde Park, NY

July 9, 2019

LANDBAY INC
CONSOLIDATED BALANCE SHEETS (AUDITED)
AS OF MARCH 31, 2019 and MARCH 31, 2018

ASSETS

	March 31, 2019	Mar 31, 2018
Current assets:
Cash & cash equivalents	$9,085	$1,496
Short Term Investment	$35,218	$40,887
Deferred Tax Assets	$11,761	-
Total current assets	$56,064	$42,383

Other Assets
Notes Receivable	$46,000	$25,000
Total Other Assets	$46,000	-

TOTAL ASSETS	$102,064	$67,383

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Account payable	-	-
Tax payable	$12,228	-
Loans Payable	-	-
Total current liabilities	$12,228	-

Stockholder's equity:
Common Stock: 0.001 Par Value; 999,000,000 Shares authorized; 9,990,000 shares issued; 9,638,650 shares outstanding	$9,990	$9,990
Additional paid-in capital	$89,018	$67,639
Retained earnings (Deficit)	$(8,821)	$(9,895)
Less: Treasury Stocks	$(351)	$(351)
Total stockholder's equity	$89,836	$67,383

Total liabilities and stockholder's equity	$102,064	$67,383
8 Back to Table of Contents LANDBAY INC CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES (AUDITED) FOR THE YEAR ENDED MARCH 31, 2019 AND March 31, 2018
	April 01, 2018-March 31, 2019	April 01, 2017-March 31, 2018
Revenues:
Gain (loss) from Investment	$77,184	$1,533
Interest and Income	$4,908	$645
Trading Commissions	-	$11
Unrealized Gain (lose) from Investment	$(38,751)	$(8,032)

Less: Fee and commission expense)	$(1,211)	$(1,447)

Net profit(lose)	$42,130	$97,290)

Expenses:
Advertising	$600	-
Bank Service Charges	$289	$365
Custodian Fees	$59	$146
Legal and Professional	$39,504	-
Office Supplies	$75	-
Taxes, Licenses and Fees	$64	$270
Total Expenses	$40,591	$781

Excess of Revenues over Expenses before Taxes	$1,539	$(8,071)

Provision for Taxes
Federal Tax	$231	-
NY State Tax	$100	-
NYC Tax	$136	-

Net income (loss)	$1,072	$(8,071)
LANDBAY INC CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES (AUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2019
January 01, 2019-March 31, 2019
Revenues:
Gain (loss) from Investment	$4,256
Interest and Income	$1,351
Trading Commissions	-
Unrealized Gain (lose) from Investment	$(20,204)

Less: Fee and commission expense)	$(260)

Net profit(lose)	$(14,857)

Expenses:
Advertising	$600
Bank Service Charges	$50
Custodian Fees	-
Legal and Professional	$5,054
Office Supplies	$75
Taxes, Licenses and Fees	-
Total Expenses	$5,779

Excess of Revenues over Expenses before Taxes	$(20,636)

Provision for Taxes
Federal Tax	$(1,626)
NY State Tax	$(2,214)
NYC Tax	$(3,753)

Net income (loss)	$(13,043)
9 Back to Table of Contents - LANDBAY INC CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (AUDITED) FOR THE PERIOD FROM APRIL 01, 2018 TO MARCH 31, 2019
Shareholder's equity-April 1, 2018	$67,383

Add: Net income(Lose) for the period from April 01, 2018 to March 31, 2019 of parent company	$1,072

Add: Additional paid-in capital from April 01, 2018 to March 31, 2019 of parent company	$21,381

Shareholder's equity-March 31, 2019	$89,836
LANDBAY INC CONSOLIDATED STATEMENT OF CASH FLOWS (AUDITED) FOR THE YEAR ENDED MARCH 31, 2019 AND 2018
	April 01, 2018-March 31, 2019	April 01, 2017-March 31, 2018
Cash flows from operating activities:
Net Income (lose)	$1,072	$(8,071)
Adjustments to reconcile net income to net cash provided by operations activities:
Depreciation	-	-
(Increase)decrease in assets:
Account receivables	-	-
Short term investments	$5,669	$(34,884)
Deferred Tax	$(11,761)	-
(Increase)decrease in liabilities:
Income tax payables	$12,230	-
Net cash provided by (used in) operating activities	$7,210	$(42,955)

Cash flows from investing activities:
Long term investments	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Loan	$(21,000)	$(32,000)
Capital stock	-	$64,313
Additional paid-in (paid-out) capital	$21,379	-
Treasury Stocks	-	$(351)
Net cash provided by (used in) financing activities	$379	$31,962

Net increase (decrease) in cash and cash equivalents	$7,589	$(10,993)

Cash and cash equivalent-April 01, 2018 and April 01, 2017	$1,496	$12,489

Cash and equivalents-March 31, 2019 and March 31, 2018	$9,085	$1,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expenses	-	-
Tax expenses	-	-

LANDBAY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
March 31, 2019

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

These accompanying financial statements of the Company is for the period from April 01, 2018, to March 31, 2019.

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

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on March 31, 2019:

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

NOTE 3. EARNINGS PER SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2019.

NOTE 4. SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it's brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it's acquisition date and therefore classified as Short Term Investments. On January 30, 2018 the Company started to engage in Whisky Exchange. As of March 31, 2019, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)
Toronto Silver	32,037	$15,637
Totals:		$15,637

Other Investment	Units	Valuation in $(USD)
Stocks	various	$15,754
Whisky Property (LPA)	800	$3,827
Totals:	-	$35,218

NOTE 5. STOCKHOLDER'S EQUITY

On February 2nd, 2018, the Company made a 2nd reverse 1-for-100 stock split and authorized an additional 989,010,000 of common stocks, therefore; The company has a total authorized 999,000,000 shares of common stocks with a par value of 0.001 per share. There are currently 9,990,000 shares of common stocks issued and 9,638,650 shares of common stocks outstanding as of March 31, 2019. As of March 31, 2019, the Company bought back a total of 351,350 of Treasury Stocks. In the period from April 01, 2018 to March 31, 2019, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any sharebased compensation, related to employee share-based awards, Tax benefit from share-based award activities.

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

As of March 31, 2019 there is $25,000 loans outstanding to Larison Inc. that bears 10% interest. As of March 31, 2019 there is $21,000 loans outstanding to Larison Inc. that bears 10% interest.

On April 25, 2018 and April 30, 2018 Lansdle Inc. gifted 15,000 and 30,000 shares of SMKC respectively to Landbay Inc. Additionally, on August 29, 2018 Lansdale Inc. gifted 15,000 shares of SMKC to Landbay Inc.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ahmed and Associates CPA P.C. , has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period from April 01, 2018 to March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

As of March 31, 2019 there is $46,000 loans outstanding to Larison Inc, APR is 10%.

Wanjun Xie is director, president and the 100% owner of Larison Inc, at same time, Wanjun xie is director, president and the about 95.68% benefitary owner of landbay Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, executive officers, promoters and control persons:

1. Directors:

Directors: Wanjun Xie, 52 years old.

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

Wanjun Xie

Title: Sole director and officer of Landbay Inc

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

1. As of March 31, 2019 there is $46,000 loans outstanding to Larison Inc, APR is 10%.

(1). Wanjun Xie is director, officer and the about 95.68% benefitary owner of Landbay Inc, at same time, Wanjun Xie is director, officer and 100% owner of Larison Inc.

(2). Larison Inc owen about 95.68% Class A common shares of Landbay Inc.

(3). As of March 31, 2019, the approximate dollar value of the amount involved in the transaction is $46,000.

(4). As of March 31, 2019, the approximate dollar value of the amount of Larison Inc's interest in the transaction is $0.

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

Item 14. Principal Accounting Fees and Services

1. Auditor's Fees:

The auditing fees to the current auditor was $10,000 since April 1, 2018 to March 31, 2019.

The servicing fees for reviewing the 10-Q financial Statement was $1,500 since October 1, 2018 to December 31, 2018.

2. Fees for tax return:

The fees for reporting taxes was $1,500 since April 1, 2018 to March 31, 2019.

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
Date: July 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Registrant: Landbay Inc

Signature By, Wanjun Xie
President
(Chief Executive Officer)
Date: July 11, 2019

Signature By, Wanjun Xie
President
(Chief Financial Officer)
Date: July 11, 2019