Form 10-Q
period 2019-06-30
Landbay Inc
filed 2019-09-27
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-210916

Landbay Inc

(Exact name of registrant as specified in its charter)

_________________

New York	81-1260549
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

36-25 Main Street

Flushing, NY 11354

(Address of Principal Executive Offices) (Zip Code)

917-232-5799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

As of June 30, 2019, the registrant had 9,990,000 shares of Class A common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC. (UNAUDITED)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

LANDBAY INC.
BALANCE SHEET
AS OF JUNE 30, 2019 AND MARCH 31, 2019

ASSETS
	June 30, 2019	March 31, 2019

Current Assets:
Cash and cash equivalents	$16,119	$9,085
Short Term Investments	15,900	35,218
Deferred Tax Assets	11,761	11,761

Total current assets	43,780	56,064

Other Assets:
Notes Receivable	51,000	46,000

Total Other Assets	51,000

TOTAL ASSETS	$94,780	$102,064

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable	$—	$—
Taxes Payable	12,228	12,228
Loans Payable	—	—

Total Current Liabilities	12,228	12,228

Stockholder's equity
Common Stock: 0.001 Par Value; 999,000,000 Shares Authorized;
9,990,000 shares issued; 9,638,650 outstanding	9,990	9,990
Additional paid-in capital	89,018	89,018
Retained Earnings (Deficit)	(16,105)	(8,821)
Less: Treasury Stock: 351,350 shares	(351)	(351)
Total Stockholder's equity	82,552	89,836

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$94,780	$102,064

LANDBAY INC.
STATEMENT OF REVENUES AND EXPENSES
FOR THE PERIOD ENDED JUNE 30, 2019 AND 2018

	April 1, 2019 - June 30, 2019	April 1, 2018 - June 30, 2018
Revenues:
Gain (loss) from Investments	$278	$39,444
Interest & Dividends	1	1,102
Trading Comissions	—	—
Unrealized Gain (loss) from Investments	—	(3,388)

Less: (Fees and commission expense)	(146)	(356)

Net Profit (loss)	133	36,802

Expenses:
Advertising	88	—
Bank Service Charges	38	124
Custodian Fees	62	90
Legal & Professional	5,279	6,275
Office Supplies	—	—
Taxes, Licenses and Fees	1,950	—

Total Expenses	7,417	6,489

Excess of Expenses over Revenues before Taxes	$(7,284)	$30,313

Provision for Taxes
Federal Taxes	—
NY State Tax	—
NYC Tax	—

Net Income (Loss)	$(7,284)	$30,313

LANDBAY INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE PERIOD FROM APRIL 01, 2019 TO JUNE 30, 2019

Stockholder's Equity - April 01, 2019	$89,836

Add: Net Income (Loss) from the period from April 01, 2019 to June 30, 2019	(7,284)

Add: Additional paid-in capital from April 01, 2019 to June 30, 2019	—

Stockholder's Equity - June 30, 2019	$82,552

LANDBAY INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2019 AND 2018

	April 1, 2019 - June 30, 2019	April 1, 2017 - March 31, 2018
Cash Flows From Operating Activities:

Net Income (Loss)	$(7,284)	$30,313
Adjustments to reconcile excess of revenue over expenses to net cash provided by operating activities:
Depreciation	—	—
(Increase) decrease in assets:
Accounts receivables	—	—
Short-Term Investments	19,318	(25,816)
Deferred Tax	—
Increase (decrease) in liabilities:
Income Tax Payables	—
Net cash provided by operating activities	12,034	4,497

Cash Flows From Investing Activities:
Purchases of leasehold improvements	—
Long Term Investments	—
Net cash (used in) investing activities	—

Cash Flows From Financing Activities:
Notes Receivable	(5,000)	(19,000)
Capital stock	—	—
Additional paid-in (paid-out) capital	—	21,424
Treasury Stocks		—

Net cash (used by) financing activities	(5,000)	2,424

Net (decrease) in cash and cash equivalents	7,034	6,921

Cash and cash equivalents - April 01, 2019 & April 01, 2018	9,085	1,496

Cash and cash equivalents - June 30, 2019 & June 30, 2018	$16,119	$8,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense	$—	$—
Tax expense	—	—

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Additionally, as of January 30, 2018 the Company began trading Whisky in United Kingdom’s markets.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on January 28, 2016, and the Company started its operations to trade the spot gold and spot silver on March 26, 2016. Additionally, it started to trade equity securities on March 08, 2017 and Whisky .

These accompanying consolidated financial statements of the Company is for the fiscal year from April 01, 2018, to March 31, 2019, the subsidiary, Dewriver, Inc. was acquired in June 2018 and Landbay Inc. own 78.8% of the company and on March 05, 2019, all 78.8% ownership in Dewriver, Inc. was sold to Larison Inc.

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

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Fair Value of Financial Instruments

The Company's financial assets and liabilities are carried at fair value or are carried at amounts which approximate fair value as the market value of such items is not materially sensitive to shifts in market interest rates due to the limited term to maturity of these instruments.

The Company adopted SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and expands disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels explained below:

Level 1 Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 Pricing inputs are other than used in Level 1 which include the closing bid price for unlisted marketable securities which are available in active or inactive markets for identical investments or liabilities, other direct or indirect observable inputs that can be corroborated by market data or the use of models or other valuation methodologies as of the reporting date. Investments which are generally included in this category include state and municipal obligations in an active or inactive market that are valued using observable inputs other than quoted prices.

Level 3 Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include state and municipal obligations which are in an inactive market and valued utilizing risk assumptions based on unobservable inputs.

Unrealized gains and losses are included in earnings and are reported in the Statement of Income as a component of other income and losses. Generally, for all trading securities, fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

As at March 31, 2019, the Company was liquid in its security positions.

e. Basis of measurement

The financial statements have been prepared on the historical cost basis, except for the following material items in the statement of financial position:

•         All short-term investments including spot gold and spot silver and equity investments are considered Trading Securities

•         Short-term investments at fair value through gains or losses are measured at fair value

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f. Cash and Cash Equivalents

The financial statements are presented in US dollar, which is the Company’s functional currency. Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England, Charles Schwab and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on June 30, 2019:

Cash in Bank and brokerage accounts $ 16,119

g. Revenue Recognition

The company recognizes capital gains and losses from the spot gold trading, spot silver trading and equity security trading at the time it sells spot gold or silver and investment securities from the trading through brokerage firms. Additionally, it recognizes unrealized gains and losses through adjustments to the fair market value at the end of each period. The change in fair market value is reported on the income statement under “Revenues” – “Unrealized Gain (loss) from investments”.

NOTE 3.

EARNINGS PER SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2019.

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 4.

SHORT TERM INVESTMENTS

The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets.  Additionally, Landbay Inc. trades investment securities through it’s brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it’s acquisition date and therefore classified as Short Term Investments.   On January 30, 2018 the Company started to engage in Whisky Exchange.  As of June 30, 2019, the Short Term Investment holdings were as follows:

Bullion Property (kg)	(Kg)	Valuation in $(USD)

Toronto Silver		$0
Totals:		$0

Other Investments	Units	Valuation in $(USD)
Stocks	various	$15,900
Whisky Property (LPA)	0	$0
Totals:		$15,900

NOTE 5.

STOCKHOLDER’S EQUITY

On February 2nd, 2018, the Company made a 2nd reverse 1-for-100 stock split and authorized an additional 989,010,000 of common stocks, therefore; The company has a total authorized 999,000,000 shares of common stocks with a par value of 0.001 per share. There are currently 9,990,000 shares of common stocks issued and 9,638,650 shares of common stocks outstanding as of June 30, 2019. As of June 30, 2019, the Company bought back a total of 351,350 of Treasury Stocks. In the period from April 01, 2019 to June 30, 2019, the Company didn't issue any other stock types other than common stocks, options and warrants; the Company didn't have any share-based compensation, related to employee share-based awards, Tax benefit from share-based award activities.

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 6.	RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Larison Inc. owns 9,222,350 (approximately 95.86%) the common stock that are outstanding of Landbay Inc.

The Company’s president, Mr. Wanjun Xie owns 100% of common stocks issued and outstanding of Larison Inc and is also the president and CEO of that entity.

As of March 31, 2019 there is $25,000 loans outstanding to Larison Inc. that bears 10% interest. As of March 31, 2019 there is $21,000 loans outstanding to Lansdale Inc. that bears 10% interest.

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

(2). We won't use a leverage trading, a margin trading or a financial trading. We will always to use the own funds of the Corporation to trade the spot silver, whisky and securities.

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

Results of Operations

The following tables set forth our statements of income data:

Full Qauter We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2019 to June 30, 2019.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan without interest of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash and cash equivalents. Cash and cash equivalents were $16,119 as of June 30, 2019.

Cash Provided by Operating Activities

$19,318 cash was invested in the spot silver trading, the whisky trading and securities trading as of June 30, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

The Corporation didn't have any contractual obligations as of June 30, 2019.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of June 30, 2019.

Contingencies

The Corporation didn't have any contingencies as of June 30, 2019.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of June 30, 2019.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of June 30, 2019.

Item 1A. Risk Factors

We have disclosured all risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Amended!

** Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:	Landbay Inc.
By: /s/ Xiaowei Jin
President, On behalf of Landbay Inc (Chief Executive Officer)
Date: September 27, 2019