Form 10-Q
period 2019-09-30
Landbay Inc
filed 2019-11-18
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of September 30, 2019, the registrant had 30,000,000 shares of Class A common stock outstanding.

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

PART I: FINANCIAL INFORMATION

LANDBAY INC. (UNAUDITED)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

LANDBAY INC.
BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2019 AND MARCH 31, 2019

ASSETS	Sep 30, 2019	March 31, 2019
Current Assets:
Cash and cash equivalents	$69,520	$9,085
Short Term Investments	7,974	35,218
Accounts Receivable	26,995	—
Inventory	126,977
Deferred Tax Assets	11,763	11,761

Total current assets	243,229	56,064

Fixed Assets:
Equipments	33,250	—
Less: Accumulated depreciation	—	—

Total Property and Equipment, net	33,250	—

Other Assets:
Notes Receivable	35,555	46,000

Total Other Assets	35,555

TOTAL ASSETS	$312,034	$102,064

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable	$—	$—
Taxes Payable	—	12,228
Loans Payable	—	—

Total Current Liabilities	—	12,228

Stockholder's equity
Common Stock: 0.007 Par Value; 30,000,000 Shares Authorized;
30,000,000 shares issued; 30,000,000 outstanding	213,604	9,990
Additional paid-in capital	102,094	89,018
Retained Earnings (Deficit)	(3,664)	(8,821)
Less: Treasury Stocks	—	(351)
Total Stockholder's equity	312,034	89,836
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$312,034	$102,064

LANDBAY INC.
STATEMENT OF REVENUES AND EXPENSES (UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	April 1, 2019 - September 30, 2019	April 1, 2018 - September 30, 2018
Revenues:
Furniture Sales	$26,995	$—
Less: (Cost of Groods Sold)	(3,200)

Gain (loss) from Investments	(2,664)	$70,200
Interest & Dividends	1	2,522
Trading Comissions	—	—
Unrealized Gain (loss) from Investments	—	25,488

Less: (Fees and commission expense)	(146)	(740)

Net Profit (loss)	20,986	97,470

Expenses:
Advertising	88	—
Bank Service Charges	196	256
Custodian Fees	62	155
Legal & Professional	13,053	18,621
Office Supplies	58	340
Taxes, Licenses and Fees	2,372	577

Total Expenses	15,829	19,949

Excess of Expenses over Revenues before Taxes	$5,157	$77,521

Provision for Taxes
Federal Taxes	—	16,960
NY State Tax	—	5,240
NYC Tax	—	7,147

Net Income (Loss)	$5,157	$48,174

LANDBAY INC.
STATEMENT OF REVENUES AND EXPENSES (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

July 1, 2019 - September 30, 2019
Revenues:
Sales	26,995

Gain (loss) from Investments	$(2,943)
Interest & Dividends	1
Trading Comissions	—
Unrealized Gain (loss) from Investments	—

Less: (Fees and commission expense)	—

Net Profit (loss)	24,053

Expenses:
Advertising	—
Bank Service Charges	158
Custodian Fees	—
Legal & Professional	7,774
Office Supplies	58
Taxes, Licenses and Fees	422

Total Expenses	8,412

Excess of Expenses over Revenues before Taxes	$15,641

Provision for Taxes
Federal Taxes	—
NY State Tax	—
Net Income (Loss)	$15,641

LANDBAY INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

FOR THE PERIOD FROM APRIL 01, 2019 TO JUNE 30, 2019

Stockholder's Equity - April 01, 2019	$89,836

Add: Net Income (Loss) from the period from April 01, 2019 to September 30, 2019	5,157

Add: Common Stock for the period from April 01, 2018 to September 30, 2019	203,615

Add: Additional paid-in capital from April 01, 2019 to September 30, 2019	13,426

Stockholder's Equity - September 30, 2019	$312,034

LANDBAY INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	April 1, 2019 - September 30, 2019	April 1, 2018 - September 30, 2018
Cash Flows From Operating Activities:

Net Income (Loss)	$5,157	$48,174
Adjustments to reconcile excess of revenue over expenses to net cash provided by operating activities:
Depreciation	—	—
(Increase) decrease in assets:
Accounts receivables	(26,995)	—
Inventories	(126,977)
Short-Term Investments	27,244	(53,623)
Deferred Tax	(2)
Increase (decrease) in liabilities:
Income Tax Payables	(12,228)	29,347
Net cash provided by operating activities	(133,801)	23,898

Cash Flows From Investing Activities:
Purchases of leasehold improvements	—
Fixed Asset Purchases	(33,250)
	—
Net cash (used in) investing activities	(33,250)

Cash Flows From Financing Activities:
Loans	10,445	(22,600)
Capital stock	203,615	—
Additional paid-in (paid-out) capital	13,426	25,248
Treasury Stocks		—

Net cash (used by) financing activities	227,486	2,648

Net (decrease) in cash and cash equivalents	60,435	26,546

Cash and cash equivalents - April 01, 2019 & April 01, 2018	9,085	1,496

Cash and cash equivalents - September 30, 2019 & September 30, 2018	$69,520	$28,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense	$—	$—
Tax expense	—	—

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1.

ORGANIZATION AND BUSINESS ACTIVITIES

Landbay Inc., the Company, incorporated in the State of New York on January 28, 2016, is engaged in the investment activities of the spot gold and silver trading.

During in its initial operations, the company opened a trading account in Bullion Vault which the brokerage firm registered in England to start trading activities. Currently, the Company has shifted it’s primary business operations and is engaged in selling furniture and plans to acquire vineyards to sell and distribute wines.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The company was incorporated on January 28, 2016, and the Company started its operations to trade the spot gold and spot silver on March 26, 2016. Currently it is engaged in the business of selling furniture.

These accompanying financial statements of the Company is for the fiscal year from April 01, 2019, to September 30, 2019.

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

As at September 30, 2019, the Company holds short-term stock investments.

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

The Company maintains its cash balance at a financial institution located in New York. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on September 30, 2019:

Cash in Bank and brokerage accounts $ 69,520

g. Revenue Recognition

The Company recognizes revenues when earned.

NOTE 3.

EARNINGS PER SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2019.

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 4.

SHORT TERM INVESTMENTS

 The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it’s brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it’s acquisition date and therefore classified as Short Term Investments. On January 30, 2018 the Company started to engage in Whisky Exchange. As of September 30, 2019, the Short-Term Investment holdings were as follows:

US Common Stock holdings of $7,794

NOTE 5.

STOCKHOLDER’S EQUITY

The Company has a total authorized 30,000,000 shares of common stocks with a par value of .007 per share. As of September 30, 2019 there are 30,000,000 shares of common stocks issued and 30,000,000 shares of common stocks outstanding. The Company did not issue any other stock types other than common stocks, options and warrants; the Company di not have any share-based compensation, related to employee share-based awards, tax benefit from share-based award activities. Northern Ifurniture Inc. currently holds 29,583,700 or approximately 99% of all outstanding shares of Landbay Inc. as of September 30, 2019.

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 6.	RELATED PARTY TRANSACTIONS
The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements. Northern Ifurniture Inc. holds approximately 99% of all common stocks of Landbay Inc. Northern Ifurniture Inc. also sells furniture to Landbay Inc. for Landbay to sell to outside customers, such related party transactions between Landbay Inc. and Northern Ifurniture Inc. are eliminated on the books of Northern Ifurniture Inc. Xiaowei Jin is 100% owner of Northern Ifurniture Inc. and is also the director and officer of Landbay Inc.

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

The businesses of the Corporation:

(1). Engaging in selling furniture.

(2). Engaging in running vineyard, sell and store wines.

Engaging in selling furniture:

(1). Now, the retail of furniture is our primary business.

(2). Our showing room of furniture: 36-25 Main Street, Flushing, NY11354.

(3). The storage of our furniture: 36-25 Main Street, Flushing, NY11354.

(4). We are selling the residential furniture.

(5). In the future, we plan that the wholesales of furniture or/and the producing of furniture will be our primary business.

Engaging in running vineyard, sell and store wines:

(1). We will be looking for one or more good vineyards to purchase.

(2). We will make a contract with a management service company, entrust them to manage our vineyards. Now, we don’t confirm which management service company we will choice to manage our vineyards.

(3). We will arrange wineries which will make wines for us. Now, we don’t confirm which factories we will choice to make wines for us.

(4). We will own our wines’ storages in our vineyards, to store our wines for long time.

(5). After we will get some license or permit which federal government or local governments request, then we will sell our wines in US market.

Describe the industry in which we are participating:

(1). The competition of the furniture market is very intense, the price of furniture is going down.

(2). A lot of grapes can be planted in some vineyards. Grapes are agricultural products. Grapes can be used to make wines. Wines can be sold in markets or be stored in its storages. If the wines won’t be damaged or go bad, almost its value can be increased year after year. Wines can be sold in the US market or the international market. Many factors can affect the price of wines.

The Corporation is engaging in selling wines in US market. the competitions are the price's competition of wines. The follow factors will impact the price of wines in US market:

(1). The type and age will impact the price of wines;

(2). The demand and supply relationship will impact the price of the wines;

(3). The expenses for custody and insured will impact the price of the wines.

The trends within industry which we are participating:

The supply-demand relationships, the aged, the quality and the markets will affect the price of wines. The price trends of wines are going up.

Set forth the timing and size of results of our efforts which will be necessary in order for us to be profitable:

In order for the Corporation to be profitable, we will study the supply-demand relationships, the products quality, the US market’s environment and the internationals market’s environment.

We anticipate that we can be profitable within 12 months after we will purchase our first vineyard.

How the Corporation plans to reduce risk:

(1). We will need more time to study the vineyard markets, compare the vineyard’s quality and the purchasing price, then we can choice the best opportunities to purchase the vineyards, then we can reduce the risk when we will purchase the vineyards.

(2). We will try to find a better management service company to manage our vineyard, to reduce any planting, producing and managing risk of our vineyards.

(3). We will try to find a better winery to make wines for us, to reduce any producing and managing risk of our wines’ making.

(4). We will try to reduce the damage and the go bad while we will store our wines for long time.

(5). We will build the famous brands for our wines in market in the future, then we can reduce our market risk.

Primary Sources of Revenues

The primary sources of revenues of the Corporation were the selling furniture’s income, and the designing income and other incomes.

Primary Expenses

The primary expenses are the managing expenditure, the professional expenditure and the bank fees.

Components of Results of Operations

Revenue

Primary incoming: The primary incomes of the Corporation were selling furniture and design.

Cost of Revenue and Operating Expenses

Cost of revenue: The cost of revenue was the operation expenditure.

Professional expenditure: The professional expenses include the auditing fees, accounting fees and the reporting service fees.

Results of Operations

Our statements of income data can be found in the financial statement.

Full Quarter We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2019 to September 30, 2019.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold, the fund granted and the loan of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash and cash equivalents. Cash and cash equivalents were $69,520 as of September 30, 2019.

Cash Provided by Operating Activities

$(133,801) cash was provided by operation activities as of September 30, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

The Corporation didn't have any contractual obligations as of September 30, 2019.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $0 as of September 30, 2019.

Contingencies

The Corporation didn't have any contingencies as of September 30, 2019.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of September 30, 2019.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of September 30, 2019.

Item 1A. Risk Factors

1. Selling Furniture Risk:

(1). Market Risk:

The competition of the furniture market are more and more intense, so the price of furniture will go to down. If the price will be going down, then we will reduce profit.

(2). Renting Risk:

Because the furniture exhibiting room need a good location and a big area, so we will cost a bigger rent. If the rent will be big, then we will reduce our profit.

(3). Damaging Risk:

If some furniture will be damaged, then we will lose some assets.

(4). Overstock Risk:

If we will have some overstock furniture, then we will reduce our cash flow.

2. Vineyard and Wines Risk:

(1). Risk for Purchasing Vineyards:

If will purchase an aged vineyard, we will invest a huge fund to remould the vineyard. If we will pay a higher price to purchase a vineyard, we will make a bigger lose.

(2). Vineyard Risk

If the management service company, which we will choice to service us, won’t provide a good service, some lose will be brought to us. If our vineyards will meet some natural damages, some huge risk will be brought to us. If the insurance company will compensate our damages, but their insurance premium will be increased.

(3). Wine Making Risk:

If the winery which we will choice to make wines for us, won’t provide a good service, or request a higher producing expense, then some lose will be brought to us.

(4). Wine Storage Risk:

If some wines will be damaged or go bad, then some lose will brought to us. If some natural damages or other damages will be happened, then some lose will be brought to us.

(5). Market Risk:

We will face an intense market competition. If we won’t sell part wine, our cash liquidity will be impacted.

3. Risk Factors for Purposes Other Than Trading:

(1). Our Lack of an Operating History

The Corporation lacks an operating history, lack the managing systems and lack the human resources, then the Corporation will be facing a lot of the difficult matters. The investors can't know the ability for running the business by the operating historical data, and the investor's risk will raise.

(2). Our Lack of Profitable Operations in Recent Periods

The Corporation lacks its profitable operation in recent periods. The Corporation lacks the profitable operating history, so the investors can't know the profitable ability of the Corporation by the profitable operating historical data, and the investor's risk will raise.

(3). Our Financial Position

The Corporation lacks capital for running its business. and the investor's risk will raise.

(4). Our lack of Sources of Additional Funding

The Corporation lacks the sources of additional funding. If the Corporation will lose continually, it will lose the ability for running its business, and the investor's risk will raise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2019, Landbay Inc issued 20,361,350 unregistered class A common shares to Northern ifurniture Inc.

Northern Ifurniture Inc. currently holds 29,583,700 or approximately 99% of all outstanding shares of Landbay Inc. as of September 30, 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

As of September 30, 2019, the Corporation has changed its businesses. The new businesses are that:

(1). Engaging in selling furniture.

(2). Engaging in running vineyard, sell and store wines.

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