Form 10-Q
period 2019-12-31
Landbay Inc
filed 2020-02-18
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of December 31, 2019, the registrant had 30,000,000 shares of Class A common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

LANDBAY INC.
BALANCE SHEET (UNAUDITED)
AS OF DECEMBER 31, 2019 AND MARCH 31, 2019
ASSETS
	Dec 31, 2019	March 31, 2019

Current Assets:
Cash and cash equivalents	$36,462	$9,085
Short Term Investments	7,974	35,218
Inventory	126,977
Deferred Tax Assets	11,763	11,761

Total current assets	183,176	56,064

Fixed Assets:
Equipments	33,250	—
Less: Accumulated depreciation	—	—

Total Property and Equipment, net	33,250	—

Other Assets:
Notes Receivable	124,021	46,000

Total Other Assets	124,021

TOTAL ASSETS	$340,447	$102,064

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable	$—	$—
Taxes Payable	—	12,228
Shareholder Loans	40,000	—

Total Current Liabilities	40,000	12,228

Stockholder's equity
Common Stock: 0.007 Par Value; 30,000,000 Shares Authorized;
30,000,000 shares issued; 30,000,000 outstanding	213,604	9,990
Additional paid-in capital	94,990	89,018
Retained Earnings (Deficit)	(8,147)	(8,821)
Less: Treasury Stocks	—	(351)
Total Stockholder's equity	300,447	89,836

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$340,447	$102,064

LANDBAY INC.
STATEMENT OF REVENUES AND EXPENSES (UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	April 1, 2019 - December 31, 2019	April 1, 2018 - December 31, 2018
Revenues:
Furniture Sales	$47,195	$—
Less: (Cost of Groods Sold)	(3,200)

Gain (loss) from Investments	(2,664)	$70,200
Interest & Dividends	1	2,522
Trading Comissions	—	—
Unrealized Gain (loss) from Investments	—	25,488

Less: (Fees and commission expense)	(146)	(740)

Net Profit (loss)	41,186	97,470

Expenses:
Advertising	88	—
Bank Service Charges	196	256
Custodian Fees	62	155
Legal & Professional	37,736	18,621
Office Supplies	58	340
Taxes, Licenses and Fees	2,372	577

Total Expenses	40,512	19,949

Excess of Expenses over Revenues before Taxes	$674	$77,521

Provision for Taxes
Federal Taxes	—	16,960
NY State Tax	—	5,240
NYC Tax	—	7,147

Net Income (Loss)	$674	$48,174

LANDBAY INC.
STATEMENT OF REVENUES AND EXPENSES (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

Oct 1, 2019 - Dec 31, 2019
Revenues:
Sales	20,200

Gain (loss) from Investments	$—
Interest & Dividends	—
Trading Comissions	—
Unrealized Gain (loss) from Investments	—

Less: (Fees and commission expense)	—

Net Profit (loss)	20,200

Expenses:
Advertising	—
Bank Service Charges	—
Custodian Fees	—
Legal & Professional	24,683
Office Supplies	—
Taxes, Licenses and Fees	—

Total Expenses	24,683

Excess of Expenses over Revenues before Taxes	$(4,483)

Provision for Taxes
Federal Taxes	—
NY State Tax	—
Net Income (Loss)	$(4,483)

LANDBAY INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

FOR THE PERIOD FROM APRIL 01, 2019 TO DECEMBER 31, 2019

Stockholder's Equity - April 01, 2019	$89,836

Add: Net Income (Loss) from the period from April 01, 2019 to December 31, 2019	674

Add: Common Stock for the period from April 01, 2018 to December 31, 2019	203,614

Add: Additional paid-in capital from April 01, 2019 to December 31, 2019	5,972

Add: Issuance of Treasury stocks	351

Stockholder's Equity - December 31, 2019	$300,447

LANDBAY INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	April 1, 2019 - December 31, 2019	April 1, 2018 - December 31, 2018
Cash Flows From Operating Activities:

Net Income (Loss)	$674	$7,483
Adjustments to reconcile excess of revenue over expenses to net cash provided by operating activities:
Depreciation	—	—
(Increase) decrease in assets:
Accounts receivables	—	—
Inventories	(126,977)
Short-Term Investments	27,244	(19,319)
Deferred Tax	(2)
Increase (decrease) in liabilities:
Income Tax Payables	(12,228)	8,061
Net cash provided by operating activities	(111,289)	(3,775)

Cash Flows From Investing Activities:
Purchases of leasehold improvements	—
Fixed Asset Purchases	(33,250)
	—
Net cash (used in) investing activities	(33,250)

Cash Flows From Financing Activities:
Loans	(78,021)	(22,600)
Capital stock	203,614	2,109
Shareholder Loans	40,000
Additional paid-in (paid-out) capital	5,972	23,920
Treasury Stocks	351	—

Net cash (used by) financing activities	171,916	3,429

Net (decrease) in cash and cash equivalents	27,377	(346)

Cash and cash equivalents - April 01, 2019 & April 01, 2018	9,085	1,496

Cash and cash equivalents - December 31, 2019 & December 31, 2018	$36,462	$1,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense	$—	$—
Tax expense	—	—

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

These accompanying financial statements of the Company is for the fiscal year from April 01, 2019, to DECEMBER 31, 2019.

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

DECEMBER 31, 2019

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

As at December 31, 2019, the Company holds short-term stock investments.

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

DECEMBER 31, 2019

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f. Cash and Cash Equivalents

The financial statements are presented in US dollar, which is the Company’s functional currency. Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York. Cash account at the New York institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, the cash balances may exceed the FDIC insurance limits. The following is a schedule of cash and cash equivalents at the year ended on December 31, 2019:

Cash in Bank and brokerage accounts $ 36,462

g. Revenue Recognition

The Company recognizes revenues when earned.

NOTE 3.

EARNINGS PER SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2019.

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 4.

SHORT TERM INVESTMENTS

 The Company considers all investment assets other than marketable securities that can and will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through it’s brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of it’s acquisition date and therefore classified as Short Term Investments. On January 30, 2018 the Company started to engage in Whisky Exchange. As of December 31, 2019, the Short-Term Investment holdings were as follows:

US Common Stock holdings of $7,794

NOTE 5.

STOCKHOLDER’S EQUITY

The Company has a total authorized 30,000,000 shares of common stocks with a par value of .007 per share. As of December 31, 2019 there are 30,000,000 shares of common stocks issued and 30,000,000 shares of common stocks outstanding. The Company did not issue any other stock types other than common stocks, options and warrants; the Company di not have any share-based compensation, related to employee share-based awards, tax benefit from share-based award activities. Northern Ifurniture Inc. currently holds 29,583,700 or approximately 99% of all outstanding shares of Landbay Inc. as of December 31, 2019.

Landbay INC. (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Full Quarter We discuss the financial condition, changes in financial condition and results of operations of the Corporation since April 1, 2019 to December 31, 2019.

Liquidity and Capital Resources

Our capital resources were the investment from the capital stock sold and the loan of owner and affiliates, and income from its operations.

Our Capital Resources sources were our cash and cash equivalents. Cash and cash equivalents were $36,462 as of December 31, 2019.

Cash Provided by Operating Activities

$(111,289) cash was provided by operation activities as of December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The Corporation didn't have any contractual obligations as of December 31, 2019.

Obligations or Liabilities

The total obligations or liabilities (including contingent obligations or liabilities) of the Corporation was $40,000 as of December 31, 2019.

Contingencies

The Corporation didn't have any contingencies as of December 31, 2019.

Material Favorable Impact on Net Revenues or Income

The Corporation didn't have any material favorable impact on net revenues or income as of December 31, 2019.

Inflation and Other Changes in Prices

The inflation and other changes in prices didn't impact the Corporation's net revenues and income from continuing operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We have disclosured all market risks, including changes to foreign currency exchange rates, interest rates, and inflation.

Item 4.Controls and Procedures

It isn't applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of December 31, 2019.

Item 1A. Risk Factors

We have made the disclosure for all risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

None

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
By: /s/ Xiaowei Jin
President, On behalf of Landbay Inc (Chief Executive Officer)
Date: February 15, 2020