Form 10-K
period 2020-03-31
Landbay Inc
filed 2020-06-30
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-210916

LANDBAY INC.

(Exact name of small business issuer as specified in its charter)

New York	81-1260549
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

36-25 Main Street, Flushing, NY 11354

(Address of principal executive offices) (Zip Code)

917-232-5799

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on September 30, 2019, was $4,112.

Number of shares outstanding of each of the issuer’s classes of common stock on June 29, 2020: Common Stock: 30,000,000.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Unless expressly indicated or the context requires otherwise, the terms "Landbay," "company," "we," "us," and "our" in this document refer to Landbay Inc, a New York corporation.

PART I

Item 1. Business.

History and Overview

Landbay Inc. is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York, 11354. Tel: 917-232-5799.

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the prior President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of common stock of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of common stock. As a result, the transaction led to a change of the control and the management team of the Company.

Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company has changed its focus to operate furniture retail business and furniture design business in the New York area.

The Board of the Directors approved to amend the Article of the Company to reduce the Company’s authorized common stock from 999,000,000 shares to 30,000,000 shares on August 15, 2019.

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2020.

Our Products

We market and retail modern residential and commercial furniture in Great New York Region. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle-income consumers. Our furniture brands come from different countries including Italy, China, Vietnam, Malaysia and so forth, and our products feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards.

We identify the latest trends and customer needs in our target markets to purchase new products, collections and brands from worldwide. Our product collections are designed to appeal to consumer preferences in specific markets. We retail both individual furniture pieces and complete furniture collections that equip an entire home which feature matching furniture suites, providing convenient home furnishing options for lifestyle-conscious consumers. We also provide a one-stop service to our customers which we design their decoration and introduce proper furniture to match the style.

We generally introduce our products at our showroom which locates at 36-25 Main Street, Flushing, New York, 11354. We believe that such in-store presentations provide convenient, one-stop solutions to customers, and thus incentivize clients to purchase an entire room of furniture from us instead of shopping for individual pieces offered by different brands or manufacturers.

Sales and Marketing

Our sales and marketing strategies target middle class, urban consumers, including: (1) direct sales to the Great New York Region customers; (2) onsite marketing campaigns.

We diversify our customer base by increasing direct sales to Great New York Region customers. We gain new customers by advertising and introduced by our existed customers. We also visit different furniture brands a few times each year to help us to develop and detect the latest-trends in the marketplace, allowing us to better understand the challenges and opportunities facing different customer requirements.

In 2020, we plan to seek for more attractive furniture brands to expand our customer base and different consumer groups.

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the Great New York Region market. The primary competitive factors in the market for our products and target consumers are price, quality, style, marketing, functionality and availability. In addition to our selective modern furniture brands from the worldwide to fulfill different customer requirements, our President, Ms. Xiaowei Jin, has extensive experience in the furniture industry with 6 years of practical operation of the furniture business. We believe that our experience from the management will significantly benefits to our customers, as well as the operation of the Company.

Government Regulations

Our operations are subject to various laws and regulations domestically. In the U.S., federal, state and local regulations impose standards on our workplace and our relationship with the environment. For example, the U.S. Environmental Protection Agency, Occupational Safety and Health Administration and other federal agencies have the authority to promulgate regulations that may impact our operations. In particular, we are subject to legislation placing restrictions on our generation, emission, treatment, storage and disposal of materials, substances and wastes. Such legislation includes: the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response and the Compensation and Liability Act (also known as Superfund). We are also subject to the requirements of the Consumer Product Safety Commission and the Federal Trade Commission, in addition to regulations concerning employee health and safety matters.  We believe the Company has complied with the relevant federal, state, local and international requirements for environmental protection.

Employees

Currently the Company has no employee other than its President/CEO/Secretary who devotes approximately 100% of her time to the business of the Company.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001681282.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company owns no real estate. We currently maintain our corporate office at 36-25 Main Street, Flushing, New York, 11354. Tel: 917-232-5799. The President of the Company provides the office space at no cost.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

We intend to have our common stock be quoted on the OTC Bulletin Board and/or OTC Link. If our securities are not quoted on the OTC Bulletin Board and/nor OTC Link, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for a quotation on the OTC Bulletin Board and/or OTC Link, the Company’s equity security should have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board and/or OTC Link our securities will trade on the OTC Bulletin Board and/or OTC Link until a future time, if at all. We may not now, and it may never qualify for a quotation on the OTC Bulletin Board and/or OTC Link.

Penny Stock Considerations

It is most likely that when trading of our common stock begins our common stock will be deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Holders

There are approximately 29 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Shares Available for Future Sale

All of the outstanding shares of common stock that are held by our present officers, directors, and affiliate stockholders, which amounts to approximately 98.6% of our issued and outstanding common stock, are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Colonial Stock Transfer Co, Inc., located at 66 Exchange Place, Ste 100 Salt Lake City, UT 84111 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Securities

On September 10, 2019, the Company issued 5,010,000 shares and reissued 351,350 treasury shares at the price of $0.01 per share to Northern Ifurniture Inc for cash of $ 53,614.

On September 10, 2019, the Company issued 15,000,000 shares at the price of $0.01 per share to Northern Ifurniture Inc. for several furniture inventory in the total value of $130,177 and a truck of $33,250.

Repurchase of Equity Securities

None

Additional Information

We are a reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov .

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

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

Overview

Landbay Inc. is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York, 11354. Tel: 917-232-5799.

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the prior President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of common stock of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of common stock. As a result, the transaction led to a change of the control and the management team of the Company.

Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company has changed its focus to operate furniture retail business and furniture design business in the New York area.

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2020.

Results of Operation for the years ended March 31, 2020 and 2019

During the year ended March 31, 2020, the Company generated revenue in the amount of $47,676, including revenue from sale of furniture in the amount of $21,073 and revenue from design service of $26,603. During the year ended March 31, 2019, the Company generated no revenue. During the years ended March 31, 2020 and 2019, the Company had loss from commodity trading in the amount of $9,148 and $18,487, respectively. The increase in revenue and decrease in loss from commodity trading for the year ended March 31, 2020 as compared with the year ended March 31, 2019, was due to the change of the control and the Company’s business were changed into furniture sale and design service. During the years ended March 31, 2020 and 2019, the Company incurred operating expenses of $69,912 and $71,145, respectively. For the years ended March 31, 2020 and 2019, our net loss was $42,717 and $98,163, respectively. The decrease in net loss was mainly due to the increase in revenue and decrease in loss from commodity trading for the years ended March 31, 2020, compared to 2019.

Equity and Capital Resources

As of March 31, 2020 and 2019, we had an accumulated deficit of $150,774 and $108,057, respectively. As of March 31, 2020, we had cash of $17,127 and a working capital of $233,696, compared to cash of $6,085 and a working capital of $47,520 at March 31, 2019. The increase in the working capital was primarily due to the shares issued for cash in the amount of $53,614 and shares issued for inventory and fixed assets in the amount of $146,468.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from the majority shareholder and the President of the Company to eliminate inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions included in footnotes 2 of our financial statements is critical to an understanding of our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-3.

 LANDBAY INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Landbay, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landbay, Inc. (the “Company”) as of March 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, Colorado

June 30, 2020

LANDBAY INC

BALANCE SHEETS

	March 31,	March 31,
	2020	2019
ASSETS		(Restated)
CURRENT ASSETS
Cash	$17,127	$6,085
Short-term investments	1,491	35,218
Inventory	146,993	—
Notes receivable,net of allowance of doubtful accounts $5,000 and $27,555, respectively	70,000	18,445
Total Current Assets	235,611	59,748

NONCURRENT ASSET

Property and equipment, net	11,189	—
Total Noncurrent Assets	11,189	—
TOTAL ASSETS	$246,800	$59,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Shareholder loans	$40,000	$—
Income tax payable	—	12,228
Other tax payable	1,915	—
Total Current Liabilities	41,915	12,228
TOTAL LIABILITIES	$41,915	$12,228

COMMITMENTS AND CONTINGENCIES(Note 5)

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value, 30,000,000 shares authorized, 30,000,000 shares issued and outstanding as of March 31, 2020; 9,990,000 shares issued; 9,638,650 outstanding as of March 31, 2019)	30,000	9,990
Additional Paid in Capital	325,659	145,938
Accumulated Deficit	(150,774)	(108,057)
Less: Treasury stocks	—	(351)
Total Stockholders’ Equity	204,885	47,520
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,800	$59,748

The accompanying notes are an integral part of these financial statements.

LANDBAY INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2020	For the year ended March 31, 2019 (Restated)

Revenues:
Revenue- sales	$21,073	$—
Revenue- service	26,603	—
Total revenue	47,676	—
Cost of Goods Sold	(11,150)	—

Gross Profit	36,526	—

Operating Expenses

General and Administrative Expenses	69,912	71,145

Total Operating Expenses	69,912	71,145
Other income(expense)
Loss from commodity trading	(9,148)	(18,487)
Fees and commission expense	(184)	(1,211)
Interest & Dividends	1	4,908
Total other expense, net	(9,331)	(14,790)

Loss from operation before income tax	$(42,717)	$(85,935)

Income tax expense	—	12,228

Net loss	$(42,717)	$(98,163)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	21,118,849	9,990,000

The accompanying notes are an integral part of these financial statements.

LANDBAY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total

Balances, March 31, 2018	9,990,000	$9,990	$67,638	$(9,894)	(351)	$67,384

Contribution from shareholder			78,300			78,300

Net loss	—	—	—	(98,163)		(98,163)

Balances, March 31, 2019	9,990,000	$9,990	$145,938	$(108,057)	(351)	$47,520
Shares issued for cash	5,010,000	5,010	48,253		351	53,614
Shares issued for inventory and fixed asset	15,000,000	15,000	131,468			146,468
Net loss				(42,717)		(42,717)

Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	—	$204,885

The accompanying notes are an integral part of these financial statements

LANDBAY INC

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2020	For the year ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,717)	$(98,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,102	—
Bad debt expense	5,000	27,555
Change in operating assets and liabilities:
Inventory	(16,816)	—
Tax payable	(10,313)	12,228
Net cash used in operating activities	(59,744)	(58,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments	33,727	83,969
Notes receivable	(56,555)	(21,000)
Net cash provided by (used in) investing activities	(22,828)	62,969

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from issuance of shares	53,614	—
Shareholder loan	40,000	—

Net cash provided by financing activities	93,614	—

Net increase (decrease) in Cash	11,042	4,589
Cash at beginning of period:	6,085	1,496
Cash at end of period:	$17,127	$6,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$—	$—
Income taxes paid	$—	$12,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Shares issued for inventory and fixed asset	$146,468	—
Contribution form shareholder	$—	$78,300

The accompanying notes are an integral part of these financial statements.

Landbay Inc

Notes to the financial statements

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Landbay Inc. is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York 11354.

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the prior President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of common stock of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of common stock. As a result, the transaction led to a change of the control and the management team of the Company.

Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company has changed its focus to operate furniture retail business and furniture design business in the New York area.

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2020.

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America. The financial statements are presented in US dollar, which is the Company's functional currency.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Significant areas requiring the use of estimates are assessing the allowance of doubtful account, inventory write-down, impairment of long-lived assets and recoverability of deferred tax assets. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results may vary from those estimates and assumptions.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) codified within Accounting Standards Codification (“ASC”) Topic No. 740-10, Income Taxes. Deferred income taxes are recognized for the temporary differences between the tax basis of assets and liabilities and their financial reporting amounts. The Company assesses, on an annual basis, the realizability of its deferred tax assets. A valuation allowance for deferred tax assets is established if, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1   Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2   Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3   Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, account payable, tax payable and loans payable approximate fair value because of the short-term nature of these items. Short-term investments are considered trading securities and measured at fair value, determined by reference to quoted market prices and other relevant information generated by market transactions.

Cash

Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution is insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2020, the accounts of Bullion Vault and Alpine Securities have been closed by the Company.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving and obsolete inventory, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. As of March 31, 2020 and 2019, the Company’s inventory consisted of merchandise in the amount of $146,993 and $nil, respectively.

Property and equipment

Property and equipment are carried at cost. Equipment is depreciated on a straight-line basis (after taking into account their respective estimated residual value) over 5 years, the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

During the years ended March 31, 2020 and 2019, the depreciation expenses were $5,102 and $0, respectively.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended March 31, 2020 and 2019.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of March 31, 2020 and 2019, thus, anti-dilution issues are not applicable.

Revenue Recognition

On April 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach, which applies the new standard to contracts that are not completed as of the date of adoption. Under the new standard, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company concluded that the adoption of the new standard had no impact on the Company’s financial statement. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Cost of Goods Sold

Cost of goods sold consists primarily of inventory cost. Write-down of inventories to lower of cost or net realizable value and write-down of potentially obsolete or slow-moving inventories are also recorded in cost of goods sold, if any.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from the majority shareholder and President of the Company to eliminate inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 2. SHORT TERM INVESTMENTS

The Company considers all investment will be sold within one year to be short term investments. Landbay, Inc. operated a trading account in Bullion Vault to trade commodity, such as the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company's primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc. trades investment securities through its brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of its acquisition date and therefore classified as Short Term Investments. As of March 31, 2020, the accounts of Bullion Vault and Alpine Securities have been closed by the Company.

NOTE 3. STOCKHOLDER’S EQUITY

The Company has a total authorized 30,000,000 shares of common stocks with a par value of $0.001 per share. As of March 31, 2020 there are 30,000,000 shares of common stocks issued and outstanding.

On September 10, 2019, the Company issued 5,010,000 shares and reissued 351,350 treasury shares at the price of $0.01 per share to Northern Ifurniture Inc for cash of $ 53,614.

On September 10, 2019, the Company issued 15,000,000 shares at the price of $0.01 per share to Northern Ifurniture Inc. for several furniture inventory in the total value of $130,177 and a truck of $33,250, whose book value on Northern Ifurniture was $16,291. Since the transaction were occurred between the entity under common control, the difference between the value of the shares and the inventory and truck was recorded into addition paid in capital.

The Company did not issue any other stock types other than common stocks, options and warrants; the Company did not have any share-based compensation, related to employee share-based awards, tax benefit from share-based award activities.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On April 25, 2018 and April 30, 2018, Lansdale Inc, which was controlled by the prior President of the Company, Wanjun Xie, gifted 15,000 and 30,000 shares of Smoke Cartel Inc (“SMKC”) respectively to Landbay Inc. Additionally, on August 29, 2018, Lansdale Inc. gifted 15,000 shares of SMKC to Landbay Inc. The fair value of these shares on the contribution date were in the amount of $78,300.

As of March 31, 2020 and 2019, there is $70,000 and $18,445 loans outstanding to Dazhong 368 Inc and Larison Inc, respectively. During the years ended March 31, 2020 and 2019, the Company accrued bad debt expense related to notes receivable in the amount of $5,000 and $27,555, respectively.

During the year ended March 31, 2020, the Company purchased inventories in the amount of $27,966 from Northern Efurniture Inc, which is also 100% controlled by the President of the Company during the period.

In December 2019, the Company borrowed $40,000 from shareholder, Northern Ifurniture Inc, bearing no interest and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of March 31, 2020 and 2019.

NOTE 6 – INCOME TAXES

The Company is subject to the United States federal income tax at a tax rate of 21%.

Income tax expense for the years ended March 31, 2020 and 2019 were $nil and $12,228, respectively. The Company had net operating loss carryovers for federal income tax purposes totaling $150,774 and $108,057 as of the years ended March 31, 2020 and 2019, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. As of March 31, 2019, the Company had deferred tax assets and valuation allowance in the amount of $22,619 and $22,619, respectively. As of March 31, 2020, the Company had deferred tax assets and valuation allowance in the amount of $31,663 and $31,663, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

a)	Major Customers

For the year ended March 31, 2020 and 2019, Customer A individually accounted for approximate 61% of the Company’s revenue.

b)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash. As of March 31, 2020 and 2019, the Company’s cash was held by financial institutions, located in the United States, that management believes have acceptable credit.

NOTE 8 – SUBSEQUENT EVENT

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

On June 26, 2020, Dazhong 368 Inc repaid note receivable in the amount of $20,000 to the Company.

NOTE 9 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The consolidated financial statements for the year ended March 31, 2019 have been restated mainly due to error in accounting for notes receivable, cash on hand and one security trading account. The Company did not properly evaluate the accounting treatments for above three accounts in the previous filed annual report, and we have corrected the errors in this restated annual report for the year ended March 31, 2019.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our Chief Executive Officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2020 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these material weakness materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2020. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Xiaowei Jin	43	President, CEO, CFO and Director	2019

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Xiaowei Jin – Ms. Xiaowei Jin has been the President and director since July 2019. Ms. Jin was born in Wenzhou, China. She established Northern Efurnither Inc. since 2016 which is focus on furniture retail and wholesale. Ms. Jin has extensive experiences in the furniture industry during the past four years furniture operations, and she also collects a large amount of customer resource in the Great New York Region.

Term of office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Director Independence

The Board consists of only one member, who does not meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors, which currently consists of Xiaowei Jin, handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Item 11.	Executive Compensation

During the two years ended March 31, 2020 and 2019, no salaries were paid to any officers or directors.

Executive compensation during the two years ended March 31, 2020 and 2019 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaowei Jin	2020	-	-	-	-	-	-	-	-
Chief Executive Officer	2019	-	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2020.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we may adopt an incentive and non-statutory stock option plan in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of June 29, 2020, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 30,000,000 shares outstanding on June 29, 2020.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)

Common	Northern Ifurniture Inc 36-25 Main St. Flushing, NY 11354 (2)		29,583,700	98.61%
Common	Xiaowei Jin 36-25 Main St. Flushing, NY 11354 (3)	President, CEO, CFO and Director	29,588,800	98.63%
Common	All Officers and Directors As a Group (1 person)		29,588,800	98.61	3%
Over 5% Shareholders:			29,588,800	98.61	3%

_________________________

(1) Based upon 30,000,000 shares outstanding as of June 29, 2020.

(2) Xiaowei Jin owns 100% shares of Northern Ifurniture Inc.

(3) Including 5,100 shares owned by Xiaowei Jin

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On April 25, 2018 and April 30, 2018, Lansdale Inc, which was controlled by the prior President of the Company, Wanjun Xie, gifted 15,000 and 30,000 shares of Smoke Cartel Inc (“SMKC”) respectively to Landbay Inc. Additionally, on August 29, 2018, Lansdale Inc. gifted 15,000 shares of SMKC to Landbay Inc. The fair value of these shares on the contribution date were in the amount of $78,300.

As of March 31, 2020 and 2019, there is $70,000 and $18,445 loans outstanding to Dazhong 368 Inc and Larison Inc, respectively. During the years ended March 31, 2020 and 2019, the Company accrued bad debt expense related to notes receivable in the amount of $5,000 and $27,555, respectively.

During the year ended March 31, 2020, the Company purchased inventories in the amount of $27,966 from Northern Efurniture Inc, which is also 100% controlled by the President of the Company during the period.

In December 2019, the Company borrowed $40,000 from shareholder, Northern Ifurniture Inc, bearing no interest and due on demand.

Item 14. Principal Accounting Fees and Services

During 2020 and 2019, Ahmed Associates P.C. and B F Borgers CPA PC, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended March 31, 2020, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2020.

	Years ended March 31,
	2020	2019

Audit Fees - Ahmed Associates P.C.	$13,000	$26,500
Audit Fees - B F Borgers CPA PC	$20,000	$—
Audit-Related Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$33,000	$26,500

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by B F Borgers CPA PC. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with B F Borgers CPA PC independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2 *	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of June, 2020.

LANDBAY INC

By:	/s/ Xiaowei Jin
Xiaowei Jin, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: June 30, 2020	By:	/s/ Xiaowei Jin
Xiaowei Jin
President (Principal Executive Officer), CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith