Form 10-Q
period 2020-06-30
Landbay Inc
filed 2020-08-03
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56182

Landbay Inc

(Exact name of registrant as specified in its charter)

New York	81-1260549
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

36-25 Main Street

Flushing, NY 11354

(Address of Principal Executive Office)

917-232-5799

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(b) of the Act: None

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of July 31, 2020, the registrant had 30,000,000 shares of common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2020

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

PART I

ITEM 1. FINANCIAL STATEMENTS

 LANDBAY INC

INDEX TO FINANCIAL STATEMENTS

Condensed Unaudited Balance Sheets as of June 30, 2020 and March 31, 2020	4

Condensed Statements of Operations (Unaudited) for the three months ended June 30, 2020 and 2019	5

Condensed Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended June 30, 2020 and 2019	6

Condensed Statements of Cash Flows (Unaudited) for the three months ended June 30, 2020 and 2019	7

Notes to Condensed Unaudited Financial Statements	8 - 9

LANDBAY INC

CONDENSED UNAUDITED BALANCE SHEET

AS OF JUNE 30, 2020 AND MARCH 31, 2020

	June 30,	March 31,
	2020	2020
ASSETS		(Restated)
CURRENT ASSETS
Cash	$29,165	$17,127
Short-term investments	1,491	1,491
Inventory	146,993	146,993
Notes receivable, net	52,652	70,000
Total Current Assets	230,301	235,611

NONCURRENT ASSET

Property and equipment, net	8,638	11,189
TOTAL ASSETS	$238,939	$246,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Shareholder loans	$57,100	$40,000
Other tax payable	1,915	1,915
Total Current Liabilities	59,015	41,915
TOTAL LIABILITIES	$59,015	$41,915

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value, 30,000,000 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2020 and March 31,2020)	30,000	30,000
Additional Paid in Capital	325,659	325,659
Accumulated Deficit	(175,735)	(150,774)
Total Stockholders’ Equity	179,924	204,885
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,939	$246,800

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	For the three months ended June 30, 2020	For the three months ended June 30, 2019

Operating Expenses

General and Administrative Expenses	28,883	7,564

Total Operating Expenses	28,883	7,564
Other income(expense)
Loss from commodity trading	—	279
Other income	1,270	—
Interest & Dividends	2,652	1
Total other income (expense), net	3,922	280

Net loss	$(24,961)	$(7,284)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	9,638,650

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total
Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	$—	$204,885
Net loss				(24,961)	—	(24,961)
Balances, June 30, 2020	30,000,000	$30,000	$325,659	$(175,735)	$—	$179,924

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total

Balances, March 31, 2019	9,990,000	$9,990	$145,938	$(108,057)	$(351)	$47,520
Net loss	—	—	—	(7,284)	—	(7,284)

Balances, June 30, 2019	9,990,000	$9,990	$145,938	$(115,341)	$(351)	$40,236

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	For the three months ended June 30, 2020	For the three months ended June 30, 2019 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,961)	$(7,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,551	—
Net cash used in operating activities	(22,410)	(7,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments	—	19,319
Notes receivable	17,348	(5,000)
Net cash provided by investing activities	17,348	14,319

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan	17,100	—
Net cash provided by financing activities	17,100	—

Net increase in Cash	12,038	7,035
Cash at beginning of period:	17,127	6,085 *
Cash at end of period:	$29,165	$13,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$—	$—
Income taxes paid	$—	$—

* The balance is different with the amount in audited financial statement as of March 31, 2019 due to the restatement.

The accompanying notes are part of these condensed unaudited financial statements

Landbay Inc

Notes to the condensed unaudited financial statements

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

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the near future.

Basis of Preparation

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to “Note 1 -- Nature of Business And Summary of Significant Accounting Policies” to the Company’s financial statements included in Company’s March 31, 2020 Form 10-K. During the three months ended June 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. Our business is impact by the outbreak of the COVID-19 in New York, which resulted the decrease of our revenue for the quarter ended on June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

The Company has applied for Economic Injury Disaster Loans (“EIDL”) through the Small Business Administration (“SBA”) that were made available under the CARES Act passed by Congress in response to the COVID-19 pandemic at the end of March 2020. On April 23, 2020, the Company was approved for the advance in the EIDL program in the amount of $1,270, which does not have to be repaid and was recorded as other income in the accompanying condensed unaudited statements of operations.

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

The condensed unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Reclassifications

Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. This reclassification has resulted in no changes to the Company’s financial position or results of operations presented.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the three months ended June 30, 2020, the Company borrowed loan from shareholder, Northern Ifurniture Inc, in the amount of $17,100. As of June 30, 2020, the balance of shareholder loans was in the amount of $57,100, bearing no interest and due on demand.

NOTE 3. NOTE RECEIVABLE

As of March 31, 2020, there is $70,000 loans outstanding from Dazhong 368 Inc . On June 26, 2020, Dazhong 368 Inc repaid note receivable in the amount of $20,000 to the Company. As of June 30, 2020, the outstanding loan Dazhong 368 Inc. was in the amount of $50,000.

NOTE 4 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of June 30, 2020 and March 31, 2020, the Company’s notes receivable were $50,000 and $70,000 outstanding from Dazhong 368 Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements

Overview

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

Results of Operation for the years ended March 31, 2020 and 2019

During the three months ended June 30, 2020 and 2019, the Company generated no revenue. During the three months ended June 30, 2020 and 2019, the Company incurred operating expenses of $28,883 and $7,564, respectively. The increase was due to the increase in professional fee in the amount of $26,200 for the three months ended June 30, 2020, compared with the same period of last year. For the three month ended June 30, 2020 and 2019, our net loss was $24,961 and $7,284, respectively. The increase in net loss was mainly due to the increase in operating expenses for the three month ended June 30, 2020, partially offset by the increase in other income from EIDL in the amount of $1,270, compared to 2019.

Equity and Capital Resources

As of June 30, 2020 and March 31, 2020, we had an accumulated deficit of $175,735 and $150,774, respectively. As of June 30, 2020, we had cash of $29,165 and working capital of $171,286. As of March 31, 2020, we had cash of $17,127 and a working capital of $193,696. The decrease in the working capital was primarily due to the cash paid for operating expense.

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

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this 10-Q report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely alerting them to material information relating to Landbay Inc required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation didn't have any legal proceedings as of June 30, 2020.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn't applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDBAY INC

Date: August 3, 2020	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: August 3, 2020	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)