Form 10-Q
period 2020-09-30
Landbay Inc
filed 2020-10-26
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 23, 2020, the registrant had 30,000,000 shares of class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2020

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

PART I

ITEM 1. FINANCIAL STATEMENTS

 LANDBAY INC

INDEX TO FINANCIAL STATEMENTS

Condensed Unaudited Balance Sheets as of September 30, 2020 and March 31, 2020	4

Condensed Statements of Operations (Unaudited) for the three and six months ended September 30, 2020 and 2019	5

Condensed Statements of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended September 30, 2020 and 2019	6

Condensed Statements of Cash Flows (Unaudited) for the six months ended September 30, 2020 and 2019	7

Notes to Condensed Unaudited Financial Statements	8 - 9

LANDBAY INC

CONDENSED UNAUDITED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND MARCH 31, 2020

	September 30,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash	$16,707	$17,127
Short-term investments	—	1,491
Inventory	145,209	146,993
Notes receivable, net	53,535	70,000
Prepaid expense	3,500	—
Total Current Assets	218,951	235,611

NONCURRENT ASSET
Property and equipment, net	6,087	11,189
TOTAL ASSETS	$225,038	$246,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Shareholder loans	$57,100	$40,000
Other tax payable	2,232	1,915
Total Current Liabilities	59,332	41,915
TOTAL LIABILITIES	59,332	41,915

STOCKHOLDERS’ EQUITY:
Common stock ($0.001 par value, 30,000,000 shares authorized, 30,000,000 shares issued and outstanding as of September 30, 2020 and March 31, 2020)	30,000	30,000
Additional Paid in Capital	325,659	325,659
Accumulated Deficit	(189,953)	(150,774)
Total Stockholders’ Equity	165,706	204,885
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,038	$246,800

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the three months ended		For the six months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues:
Revenue-sales	$3,083	$2,519	$3,083	$2,519
Revenue-service	—	26,603	—	26,603
Total revenue	3,083	29,122	3,083	29,122
Cost of goods sold	1,784	1,561	1,784	1,561
Gross Profit	1,299	27,561	1,299	27,561

Operating Expenses

General and Administrative expenses	14,014	8,411	42,922	15,976

Total Operating Expenses	14,014	8,411	42,922	15,976

Other income(expense)
Loss from commodity trading	—	(2,946)	(1,090)	(2,667)
Interest and dividends	882	1	3,534	2
Total other income (expense), net	882	(2,945)	2,444	(2,665)

Net (loss) income	$(11,833)	$16,205	$(39,179)	$8,921

Earnings (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding, basic and diluted	30,000,000	14,113,672	30,000,000	11,876,161

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total
Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	$—	$204,885
Net loss	—	—	—	(27,346)	—	(27,346)
Balances, June 30, 2020	30,000,000	30,000	325,659	(178,120)	—	177,539
Net loss	—	—	—	(11,833)	—	(11,833)
Balances, September 30, 2020	30,000,000	$30,000	$325,659	$(189,953)	$—	$165,706

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total
Balances, March 31, 2019	9,990,000	$9,990	$145,938	$(108,057)	$(351)	$47,520
Net loss	—	—	—	(7,284)	—	(7,284)
Balances, June 30, 2019	9,990,000	9,990	145,938	(115,341)	(351)	40,236
Shares issued for cash	5,010,000	5,010	48,253	—	351	53,614
Share issued for inventory and fixed asset	15,000,000	15,000	131,468	—	—	146,468
Net loss	—	—	—	16,205	—	16,205
Balances, September 30, 2019	30,000,000	$30,000	$325,659	$(99,136)	$—	$256,523

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the six months ended September 30, 2020	For the six months ended September 30, 2019 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(39,179)	$8,921
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	5,102	—
Fair value change of short-term investments	221	—
Increase (decrease) in assets and liabilities:
Notes receivables	(3,535)	—
Inventory	1,784	1,561
Prepaid expense	(3,500)	—
Other tax payable	317	(11,959)
Account receivable	—	(29,391)
Net cash used in operating activities	(38,790)	(30,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments	1,270	13,445
Notes receivable	20,000	27,244
Net cash provided by investing activities	21,270	40,689

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	17,100	—
Proceeds from share issuance	—	53,614
Net cash provided by financing activities	17,100	53,614

Net increase (decrease) in Cash	(420)	63,435
Cash at beginning of period:	17,127	6,085 *
Cash at end of period:	$16,707	$69,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS
Shares issued for inventory and fixed asset	$—	$146,468

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to “Note 1 -- Nature of Business And Summary of Significant Accounting Policies” to the Company’s financial statements included in Company’s March 31, 2020 Form 10-K. During the six months ended September 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. Our business is impacted by the outbreak of the COVID-19 in New York, which resulted the decrease of our revenue for the six months ended on September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Error correction

The Company presented other income of $1,270 in its interim financial statements for the three months ended June 30, 2020 that the Company has applied for Economic Injury Disaster Loans (“EIDL”) and obtained the approval for the EIDL. After further verification, the Company determined that the money collected was from its investment account rather than from EIDL. Thus the Company corrected the transaction in by reversing the other income recorded in last quarter and crediting the balance of short term investment. The error correction led to the net loss for the three months ended June 30, 2020 and six months ended September 30, 2020 increased by $2,358.

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

On December 13, 2019, the Company borrowed $40,000 from shareholder, Northern Ifurniture Inc, bearing no interest and due on demand. During the six months ended September 30, 2020, the Company borrowed additional loan from Northern Ifurniture Inc, in the amount of $17,100. As of September 30, 2020, the balance of shareholder loans was in the amount of $57,100, bearing no interest and due on demand.

NOTE 3. NOTE RECEIVABLE

As of March 31, 2020, there is $70,000 loan outstanding from Dazhong 368 Inc which is due on December 13, 2020. On June 26, 2020, Dazhong 368 Inc repaid note receivable in the amount of $20,000 to the Company. As of September 30, 2020, the outstanding loan Dazhong 368 Inc. was in the amount of $53,535, including $3,535 accrued interest.

NOTE 4 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of September 30, 2020 and March 31, 2020, the Company’s balance of notes receivable were $53,534, including $3,534 accrued interests, and $70,000 from Dazhong 368 Inc, respectively.

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

Results of Operation for the three months ended September 30, 2020 and 2019

During the three months ended September 30, 2020 and 2019, the Company generated revenue in the amount of $3,083 and $29,122, respectively. The decrease in revenue was due to the impact of COVID-19. During the three months ended September 30, 2020 and 2019, the Company incurred operating expenses of $14,015 and $8,411, respectively. The increase was due to the increase in professional fee. For the three month September 30, 2020 and 2019, our net income (loss) was $(11,834) and $16,205, respectively. The increase in net loss was mainly due to the decrease in revenue for the three month ended September 30, 2020.

Error correction

The Company presented other income of $1,270 in its interim financial statements for the three months ended June 30, 2020 that the Company has applied for Economic Injury Disaster Loans (“EIDL”) and obtained the approval for the EIDL. After further verification, the Company determined that the money collected was from its investment account rather than from EIDL. Thus the Company corrected the transaction in current period by reversing the other income recorded in last quarter and crediting the balance of short term investment. The error correction led to the net loss for the three months ended June 30, 2020 and six months ended September 30, 2020 increased by $2,358.

Results of Operation for the six months ended September 30, 2020 and 2019

During the six months ended September 30, 2020 and 2019, the Company generated revenue in the amount of $3,083 and $29,122, respectively. The decrease in revenue was due to the impact of COVID-19. During the six months ended September 30, 2020 and 2019, the Company incurred operating expenses of $42,923 and $15,975, respectively. The increase was due to the increase in professional fee. For the six month September 30, 2020 and 2019, our net income (loss) was $(39,180) and $8,921, respectively. The increase in net loss was mainly due to the decrease in revenue and increase in operating expenses for the six month ended September 30, 2020.

Equity and Capital Resources

As of September 30, 2020 and March 31, 2020, we had an accumulated deficit of $189,954 and $150,774, respectively. As of September 30, 2020, we had cash of $16,707 and working capital of $159,619. As of March 31, 2020, we had cash of $17,127 and a working capital of $193,696. The decrease in the working capital was primarily due to the cash paid for operating expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

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

LANDBAY INC

Date: October 26, 2020	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: October 26, 2020	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)