Form 10-Q
period 2020-12-31
Landbay Inc
filed 2021-01-27
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 26, 2021, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2020

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Landbay,” “Company,” “we,” “us,” and “our” in this document refer to Landbay Inc, a New York corporation.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

CONDENSED UNAUDITED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND MARCH 31, 2020

	December 31,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash	$11,565	$17,127
Short-term investments	-	1,491
Inventory	144,589	146,993
Notes receivable, net	50,000	70,000

Total Current Assets	206,154	235,611

NONCURRENT ASSET

Property and equipment, net	3,535	11,189
TOTAL ASSETS	$209,689	$246,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Shareholder loans	$57,100	$40,000
Other tax payable	70	1,915
Total Current Liabilities	57,170	41,915
TOTAL LIABILITIES	$57,170	$41,915

STOCKHOLDERS’ EQUITY:
Class A Common stock ($0.001 par value, 30,000,000 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020)	30,000	30,000
Additional Paid in Capital	325,659	325,659
Accumulated Deficit	(203,140)	(150,774)
Total Stockholders’ Equity	152,519	204,885
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,689	$246,800

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	For the three months ended		For the nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Revenues:
Revenue-sales	$785	$18,553	$3,868	$21,072
Revenue-service	-	-	-	26,603
Total revenue
Cost of goods sold	620	9,589	2,404	11,150
Gross Profit	165	8,964	1,464	36,525

Operating Expenses

General and Administrative expenses	14,249	24,712	57,171	40,688

Total Operating Expenses	14,249	24,712	57,171	40,688

Loss from operations	(14,084)	(15,748)	(55,707)	(15,749)

Other income(expense)
Loss from commodity trading	-	-	(1,090)	(2,666)
Interest and dividends	883	-	4,417	2
Other income	14	-	14	-
Total other income (expense), net	897	-	3,341	(2,664)

Net loss	$(13,187)	$(15,748)	$(52,366)	$(6,827)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	18,084,840

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total
Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	$-	$204,885
Net loss	-	-	-	(27,346)	-	(27,346)
Balances, June 30, 2020	30,000,000	30,000	325,659	(178,120)	-	177,539
Net loss	-	-	-	(11,833)	-	(11,833)
Balances, September 30, 2020	30,000,000	30,000	325,659	(189,953)	-	165,706
Net loss	-	-	-	(13,187)	-	(13,187)
Balances, December 31, 2020	30,000,000	$30,000	$325,659	$(203,140)	$-	$152,519

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total

Balances, March 31, 2019	9,990,000	$9,990	$145,938	$(108,057)	$(351)	$47,520
Net loss	-	-	-	(7,284)	-	(7,284)

Balances, June 30, 2019	9,990,000	9,990	145,938	(115,341)	(351)	40,236
Shares issued for cash	5,010,000	5,010	48,253	-	351	53,614
Share issued for inventory and fixed asset	15,000,000	15,000	131,468	-	-	146,468
Net loss	-	-	-	16,205	-	16,205
Balances, September 30, 2019	30,000,000	30,000	325,659	(99,136)	-	256,523

Net loss	-	-	-	(15,748)	-	(15,748)
Balances, December 31, 2019	30,000,000	$30,000	$325,659	$(114,884)	$-	$240,775

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	For the nine months ended December 31, 2020	For the nine months ended December 31, 2019 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,366)	$(6,826)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	7,654	-
Fair value change of short-term investments	221	-
Increase (decrease) in liabilities:
Inventory	2,404	(16,816)
Other tax payable	(1,845)	(10,313)
Net cash used in operating activities	(43,932)	(33,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments	1,270	27,244
Notes receivable	20,000	(56,555)
Net cash provided by(used in) investing activities	21,270	(29,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	17,100	40,000
Proceeds from share issuance	-	53,614
Net cash provided by financing activities	17,100	93,614

Net increase (decrease) in Cash	(5,562)	30,348
Cash at beginning of period:	17,127	6,085 *
Cash at end of period:	$11,565	$36,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS
Shares issued for inventory and fixed asset	$-	$146,468

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

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the prior President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of Class A common stock of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of Class A common stock. As a result, the transaction led to a change of the control and the management team of the Company.

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to “Note 1 — Nature of Business And Summary of Significant Accounting Policies” to the Company’s financial statements included in Company’s March 31, 2020 Form 10-K. During the nine months ended December 31, 2020, there were no significant changes made to the Company’s significant accounting policies.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. Our business is impacted by the outbreak of the COVID-19 in New York, which resulted the decrease of our revenue for the nine months ended December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Error correction

The Company presented other income of $1,270 in its interim financial statements for the three months ended June 30, 2020 that the Company has applied for Economic Injury Disaster Loans (“EIDL”) and obtained the approval for the EIDL. After further verification, the Company determined that the money collected was from its investment account rather than from EIDL. Thus the Company corrected the transaction in by reversing the other income recorded in last quarter and crediting the balance of short term investment. The error correction led to the net loss for the nine months ended December 31, 2020 increased by $2,358 and no impact for the three months ended December 31, 2020.

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

On December 13, 2019, the Company borrowed $40,000 from shareholder, Northern Ifurniture Inc, bearing no interest and due on demand. During the nine months ended December 31, 2020, the Company borrowed additional loan from Northern Ifurniture Inc, in the amount of $17,100. As of December 31, 2020, the balance of shareholder loans was in the amount of $57,100, bearing no interest and due on demand.

NOTE 3. NOTE RECEIVABLE

As of March 31, 2020, there is $70,000 loan outstanding from Dazhong 368 Inc which is due on December 13, 2020. On June 26, 2020, Dazhong 368 Inc repaid note receivable in the amount of $20,000 to the Company. On December 14, 2020, the Company approved to extend the maturity date to June 30, 2021. As of December 31, 2020, the outstanding loan Dazhong 368 Inc. was in the amount of $50,000.

NOTE 4 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of December 31, 2020 and March 31, 2020, the Company’s balance of notes receivable were $50,000 and $70,000 from Dazhong 368 Inc, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements

Overview

Landbay Inc. is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York, 11354. Tel: 917-232-5799.

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the prior President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of Class A common stock of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of Class A common stock. As a result, the transaction led to a change of the control and the management team of the Company.

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

Results of Operation for the three months ended December 31, 2020 and 2019

During the three months ended December 31, 2020 and 2019, the Company generated revenue in the amount of $785 and $18,553, respectively. The decrease in revenue was due to the impact of COVID-19. During the three months ended December 31, 2020 and 2019, the Company incurred operating expenses of $14,249 and $24,712, respectively. The decrease was due to the Company paid DTC service fee in the amount of $18,000 for the three months ended December 31, 2019, but no such fee paid for current period. For the three month December 31, 2020 and 2019, our net loss was $13,187 and $15,748, respectively. The decrease in net loss was mainly due to the decrease in operating expense, partially offset by decrease in revenue for the three month ended December 31, 2020 and 2019.

Error correction

The Company presented other income of $1,270 in its interim financial statements for the three months ended June 30, 2020 that the Company has applied for Economic Injury Disaster Loans (“EIDL”) and obtained the approval for the EIDL. After further verification, the Company determined that the money collected was from its investment account rather than from EIDL. Thus the Company corrected the transaction in current period by reversing the other income recorded in last quarter and crediting the balance of short term investment. The error correction led to the net loss for the nine months ended December 31, 2020 increased by $2,358 and no impact for the three months ended December 31, 2020.

Results of Operation for the nine months ended December 31, 2020 and 2019

During the nine months ended December 31, 2020 and 2019, the Company generated revenue in the amount of $3,868 and $47,675, respectively. The decrease in revenue was due to the impact of COVID-19. During the nine months ended December 31, 2020 and 2019, the Company incurred operating expenses of $57,171 and $40,688, respectively. The increase was due to the increase in professional fee. For the nine month December 31, 2020 and 2019, our net loss was $52,366 and $6,827, respectively. The increase in net loss was mainly due to the decrease in revenue and increase in operating expenses for the nine month ended December 31, 2020.

Equity and Capital Resources

As of December 31, 2020 and March 31, 2020, we had an accumulated deficit of $203,140 and $150,774, respectively. As of December 31, 2020, we had cash of $11,565 and working capital of $148,984. As of March 31, 2020, we had cash of $17,127 and a working capital of $193,696. The decrease in the working capital was primarily due to the cash paid for operating expense.

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

For a detailed discussion about the Company’s significant accounting policies, refer to “Note 1 — Nature of Business And Summary of Significant Accounting Policies” to the Company’s financial statements included in Company’s March 31, 2020 Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

It isn’t applicable.

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

LANDBAY INC

Date: January 27, 2021	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: January 27, 2021	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)

