Form 10-K
period 2021-03-31
Landbay Inc
filed 2021-06-24
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-56182

LANDBAY INC

(Exact name of small business issuer as specified in its charter)

New York	81-1260549
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

36-25 Main Street, Flushing, NY 11354

(Address of principal executive offices) (Zip Code)

917-232-5799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on September 30, 2020, was $4,112.

Number of shares outstanding of each of the issuer’s classes of common stock on June 23, 2021: Class A Common Stock: 30,000,000.

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

PART I

Item 1. Business.

History and Overview

Landbay Inc is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York, 11354. Tel: 917-232-5799.

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

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2021.

Our Products

We market and retail modern residential and commercial furniture in Greater New York Region. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle-income consumers. Our furniture brands come from different countries including Italy, China, Vietnam, Malaysia and so forth, and our products feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards.

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

In 2021, we plan to seek for more attractive furniture brands to expand our customer base and different consumer groups.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

There has only been limited trading for the Company’s Common Stock since it began trading on March 24, 2021. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the marketplace. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

On September 28, 2020, our class A common stock was approved for quotation on the OTC Markets under the symbol “LNBY”. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC Markets securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our class A common stock.

On June 22, 2021, the closing price of our common stock reported on the OTC Markets was $1.13 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our class A common stock, as reported on the OTC Markets.

Year 2020	Low	High
September 28, through September 30, 2020	$-	$-
October 1 through December 31, 2020	$-	$-

Year 2021	Low	High
January 1 through March 31, 2021	$0.03	$1.01
April 1 though June 23, 2021	$0.46	$1.36

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

Shares Available for Future Sale

All of the outstanding shares of class A common stock that are held by our present officers, directors, and affiliate stockholders, which amounts to approximately 98.6% of our issued and outstanding common stock, are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Repurchase of Equity Securities

None

Additional Information

We are a reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements of Landbay Inc, and the related notes included elsewhere in this statement. The historical financial data discussed below reflects the historical results and financial position of Landbay Inc In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors”. Actual results may differ materially from those contained in any forward looking statements.

Overview

Landbay Inc is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York, 11354. Tel: 917-232-5799.

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

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2021.

Results of Operation for the years ended March 31, 2021 and 2020

During the year ended March 31, 2021, the Company generated sales revenue in the amount of $3,868. During the year ended March 31, 2020, the Company generated revenue in the amount of $47,676, including revenue from sale of furniture in the amount of $21,073 and revenue from design service of $26,603. During the years ended March 31, 2021 and 2020, the Company had loss from commodity trading in the amount of $1,090 and $9,148, respectively. The decrease in revenue was mainly due to the decreasing of design service revenue and sales of furniture revenue for the year ended March 31, 2021 as compared with the year ended March 31, 2020, which was mainly caused by the impact of COVID-19 pandemic in the year 2020. As of March 31, 2021 and 2020, the Company wrote down inventory in the amount of $133,299 and $nil, respectively, based on the Company’s best estimate resulted from the impact of COIVD-19 pandemic. During the years ended March 31, 2021 and 2020, the Company operating expenses remained relatively stable at $74,120 and $69,912, respectively. For the years ended March 31, 2021 and 2020, our net loss was $201,677 and $42,717, respectively. The increase in net loss was mainly due to the decrease in revenue and increase in inventory write-down for the years ended March 31, 2021, compared to 2020.

Equity and Capital Resources

As of March 31, 2021 and 2020, we had an accumulated deficit of $352,451 and $150,774, respectively. As of March 31, 2021, we had cash of $6,631 and working capital of $2,224. As of March 31, 2020, we had cash of $17,127 and a working capital of $193,696. The decrease in the working capital was primarily due to the cash paid for operating expense.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

LANDBAY INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Landbay Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landbay Inc (the “Company”) as of March 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, Colorado

June 24, 2021

LANDBAY INC

BALANCE SHEETS

AS OF MARCH 31, 2021 AND 2020

	March 31,	March 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$6,631	$17,127
Short-term investments	-	1,491
Inventory	11,360	146,993
Notes receivable	50,863	70,000

Total Current Assets	68,854	235,611

NONCURRENT ASSET

Property and equipment, net	984	11,189
TOTAL ASSETS	$69,838	$246,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Shareholder loans	$66,630	$40,000
Other tax payable	-	1,915
Total Current Liabilities	66,630	41,915
TOTAL LIABILITIES	$66,630	$41,915

STOCKHOLDERS’ EQUITY:
Class A Common stock ($0.001 par value, 30,000,000 shares authorized, 30,000,000 shares issued and outstanding as of March 31, 2021 and 2020)	30,000	30,000
Additional Paid in Capital	325,659	325,659
Accumulated Deficit	(352,451)	(150,774)
Total Stockholders’ Equity	3,208	204,885
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,838	$246,800

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2021	2020

Revenues:
Revenue-sales	$3,868	$21,073
Revenue-service	-	26,603
Total revenue	3,863	47,676
Cost of goods sold	(2,404)	(11,150)
Inventory write-down	(133,229)	-
Gross Profit (loss)	(131,765)	36,526

Operating Expenses

General and Administrative expenses	74,120	69,912

Total Operating Expenses	74,120	69,912

Loss from operations	(205,885)	(33,386)

Other income(expense)
Loss from commodity trading	(1,090)	(9,148)
Interest and dividends	5,280	1
Fees and commission expense	15	(184)
Other income	3	-
Total other income (expense), net	4,208	(9,331)

Net loss	$(201,677)	$(42,717)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	30,000,000	21,118,849

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total
Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	$-	$204,885
Net loss	-	-	-	(201,677)	-	(201,677)
Balances, March 31, 2021	30,000,000	$30,000	$325,659	$(352,451)	$-	$3,208

	Class A Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total
Balances, March 31, 2019	9,990,000	$9,990	$145,938	$(108,057)	$(351)	$47,520
Shares issued for cash	5,010,000	5,010	48,253	-	351	53,614
Share issued for inventory and fixed asset	15,000,000	15,000	131,468	-	-	146,468
Net loss	-	-	-	(42,717)	-	(42,717)
Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	$-	$204,885

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2021	For the year ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(201,677)	$(42,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	10,205	5,102
Bad debt expense	-	5,000
Realized loss	1,090	-
Inventory write-down	133,229	-
Increase (decrease) in assets and liabilities:

Inventory	2,404	(16,816)
Interest receivable (include in Notes receivable)	(863)	-
Other tax payable	(1,915)	(10,313)
Net cash used in operating activities	(57,527)	(59,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments	401	33,727
Notes receivable	20,000	(56,555)
Net cash provided by(used in) investing activities	20,401	(22,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	26,630	40,000
Proceeds from share issuance	-	53,614
Net cash provided by financing activities	26,630	93,614

Net increase (decrease) in Cash	(10,496)	11,042
Cash at beginning of period:	17,127	6,085
Cash at end of period:	$6,631	$17,127

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS
Shares issued for inventory and fixed asset	$-	$146,468

LANDBAY INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Landbay Inc is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York 11354.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, notes receivable, account payable, tax payable and loans payable approximate fair value because of the short-term nature of these items. Short-term investments are considered trading securities and measured at fair value, determined by reference to quoted market prices and other relevant information generated by market transactions.

Cash

Cash and cash equivalents include cash on hand; cash in banks and brokerage accounts and all highly liquid investments with maturity of three months or less at the time purchase.

The Company maintains its cash balance at a financial institution located in New York, a trading account in Bullion Vault which is in England and with Alpine Securities, which is a brokerage firm in Salt Lake City, Utah. Cash account at the New York institution is insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2021, the accounts of Bullion Vault and Alpine Securities have been closed.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving and obsolete inventory, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. During the years ended March 31, 2021 and 2020, the Company recorded inventory write-down in the amount of $133,229 and $nil, respectively, due to the impact of COVID-19 pandemic. As of March 31, 2021 and 2020, the Company’s inventory consisted of merchandise in the amount of $11,360 and $146,993, respectively.

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

During the years ended March 31, 2021 and 2020, the depreciation expenses were $10,205 and $5,102, respectively.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended March 31, 2021 and 2020.

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

The Company does not have any potentially dilutive instruments as of March 31, 2021 and 2020, thus, anti-dilution issues are not applicable.

Revenue Recognition

The Company accounts for revenue arising from contracts and customers in accordance with Revenue from Contracts with Customers (“ASC 606”) since January 1, 2018.Under the new standard, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company concluded that the adoption of the new standard had no impact on the Company’s financial statement. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Cost of Goods Sold

Cost of goods sold consists primarily of inventory cost. Write-down of inventories to lower of cost or net realizable value and write-down of potentially obsolete or slow-moving inventories are also recorded in cost of goods sold, if any.

Recent Accounting Pronouncements Not Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning April 1, 2021. The Company is currently evaluating the effects of the standard on our financial statements and related disclosures.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN ASSESSMENT

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, operating losses, accumulated deficit and other adverse key financial ratios.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - SHORT TERM INVESTMENTS

The Company considers all investment will be sold within one year to be short term investments. Landbay Inc operated a trading account in Bullion Vault to trade commodity, such as the spot gold and spot silver, since those investments in the account can be sold online and can be traded anytime in near future as the Company’s primary activity source, the Company treats the Bullion Vault account as short term investments assets. Additionally, Landbay Inc trades investment securities through its brokerage account with Alpine Securities, the intent is to also trade these securities within 1 year of its acquisition date and therefore classified as Short Term Investments. During the year ended March 31, 2021, the Company received cash in the amount of $401 and recorded realized loss of the short-term investment in the amount of $1,090. As of March 31, 2021 and 2020, the Company had short-term investment in the amount of $nil and $1,491, respectively.

NOTE 5 - STOCKHOLDER’S EQUITY

The Company has a total authorized 30,000,000 shares of common stocks with a par value of $0.001 per share. As of March 31, 2021 there are 30,000,000 shares of common stocks issued and outstanding.

On September 10, 2019, the Company issued 5,010,000 shares and reissued 351,350 treasury shares at the price of $0.01 per share to Northern Ifurniture Inc for cash of $ 53,614. Northern Ifurniture Inc is 100% owned by Ms. Xiaowei Jin, the President of the Company.

On September 10, 2019, the Company issued 15,000,000 shares at the price of $0.01 per share to Northern Ifurniture Inc. for several furniture inventory in the total value of $130,177 and a truck of $33,250, whose book value on Northern Ifurniture was $16,291. Since the transaction occurred between the entity under common control, the difference between the value of the shares and the inventory and truck was recorded into addition paid in capital.

The Company did not issue any other stock types other than common stocks, options and warrants; the Company did not have any share-based compensation, related to employee share-based awards, tax benefit from share-based award activities

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On December 13, 2019, the Company borrowed $40,000 from shareholder, Northern Ifurniture Inc, bearing no interest and due on demand. During the year ended March 31, 2021, the Company borrowed additional loans from Northern Ifurniture Inc, in the amount of $17,100 and $9,530 from the President of the Company. As of March 31, 2021, the balance of shareholder loans was in the amount of $66,630, bearing no interest and due on demand.

NOTE 7 - NOTE RECEIVABLE

As of March 31, 2020, there is $70,000 loan outstanding from Dazhong 368 Inc which is due on December 13, 2020. On June 26, 2020, Dazhong 368 Inc repaid note receivable in the amount of $20,000 to the Company. On December 14, 2020, the Company approved to extend the maturity date to June 30, 2021. As of March 31, 2021, the outstanding loan Dazhong 368 Inc. was in the amount of $50,863, including $863 outstanding interests accrued. For the year ended March 31, 2021, the interest income was in the amount of $5,280, among which $4,417 was received.

NOTE 8 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of March 31, 2021 and 2020, the Company’s balance of notes receivable were $50,863 and $70,000 from Dazhong 368 Inc, respectively.

NOTE 9 – INCOME TAXES

The Company is subject to the United States federal income tax at a tax rate of 21%.

Income tax expense for the years ended March 31, 2021 and 2020 were $nil. The Company had net operating loss carryovers for federal income tax purposes totaling $352,451 and $150,774 as of the years ended March 31, 2021 and 2020, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. As of March 31, 2020, the Company had deferred tax assets and valuation allowance in the amount of $31,663 and $31,663, respectively. As of March 31, 2021, the Company had deferred tax assets and valuation allowance in the amount of $74,015 and $74,015, respectively.

NOTE 10 – SUBSEQUENT EVENT

On April 29, 2021, the Company amended its article with New York State to increase the authorized class A common shares with a par value of $0.001 to 100,000,000 shares, and to add 20,000,000 shares of preferred stock with a par value of $0.001.

The Company has evaluated all other subsequent events through the date these financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2021 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weakness materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2021. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third-party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Xiaowei Jin	44	President, CEO, CFO and Director	2019

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

Item 11. Executive Compensation

During the two years ended March 31, 2021 and 2020, no salaries were paid to any officers or directors.

Executive compensation during the two years ended March 31, 2021 and 2020 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaowei Jin	2021	-	-	-	-	-	-	-	-
Chief Executive Officer	2020	-	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2021.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of June 17, 2021, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 30,000,000 shares outstanding on June 23, 2021.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership		Percent Of Class (1)

Class A Common Stock	Xiaowei Jin 36-25 Main St. Flushing, NY 11354	President, CEO, CFO and Director	29,588,800	(2)	98.63%
Class A Common Stock	All Officers and Directors As a Group (1 person)		29,588,800		98.63%
Over 5% Shareholders:			29,588,800		98.63%

(1) Based upon 30,000,000 shares outstanding as of June 23, 2021.

(2) Including 5,100 shares owned by Xiaowei Jin and 29,583,700 shares are held in the name of Northern Ifurniture Inc., a corporation which is wholly owned by Ms. Jin and of which she is the sole beneficial owner.

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

Item 14. Principal Accounting Fees and Services

During 2021 and 2020, B F Borgers CPA PC, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended March 31, 2021, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2021.

	Years ended March 31,
	2021	2020

Audit Fees - B F Borgers CPA PC	$16,000	$20,000
Audit-Related Fees	$—	$—
Tax Fee	$1,370	$—
Total Fees	$17,370	$20,000

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of June, 2021.

LANDBAY INC

By:	/s/ Xiaowei Jin
Xiaowei Jin, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: June 24, 2021	By:	/s/ Xiaowei Jin
Xiaowei Jin
President (Principal Executive Officer), CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

