Form 10-Q
period 2021-06-30
Landbay Inc
filed 2021-08-05
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2021, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2021

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

CONDENSED UNAUDITED BALANCE SHEET

	June 30,	March 31,
	2021	2021
ASSETS
CURRENT ASSETS
Cash	$2,456	$6,631
Inventory	11,360	11,360
Notes receivable, net	51,736	50,863
Total Current Assets	65,552	68,854

NONCURRENT ASSET

Property and equipment, net	-	984
TOTAL ASSETS	$65,552	$69,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Shareholder loans	$81,100	$66,630

Total Current Liabilities	81,100	66,630
TOTAL LIABILITIES	$81,100	$66,630

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock ($0.001 par value, 20,000,000 shares authorized; no share issued and outstanding as of June 30, 2021 and March 31, 2021)
Common stock ($0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2021 and March 31, 2021)	30,000	30,000
Additional Paid in Capital	325,659	325,659
Accumulated Deficit	(371,207)	(352,451)
Total Stockholders’ Equity (Deficit)	(15,548)	3,208
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$65,552	$69,838

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	For the three months ended June 30, 2021	For the three months ended June 30, 2020

Operating Expenses

General and Administrative Expenses	19,629	28,883

Total Operating Expenses	19,629	28,883
Other income(expense)

Other income	-	1,270
Interest & Dividends	873	2,652
Total other income (expense), net	873	3,922

Net loss	$(18,756)	$(24,961)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total
Balances, March 31, 2021	30,000,000	$30,000	$325,659	$(352,451)	$—	$3,208
Net loss				(18,756)	—	(18,756)
Balances, June 30, 2021	30,000,000	$30,000	$325,659	$(371,207)	$—	$(15,548)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury stocks	Total

Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	$—	$204,885
Net loss				(24,961)	—	(24,961)
Balances, June 30, 2020	30,000,000	$30,000	$325,659	$(175,735)	$—	$179,924

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,756)	$(24,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	984	2,551
Interest income	(873)
Net cash used in operating activities	(18,645)	(22,410)

CASH FLOWS FROM INVESTING ACTIVITIES

Notes receivable	-	17,348
Net cash provided by investing activities	-	17,348

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan	14,470	17,100
Net cash provided by financing activities	14,470	17,100

Net (decrease) increase in Cash	(4,175)	12,038
Cash at beginning of period:	6,631	17,127
Cash at end of period:	$2,456	$29,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Landbay Inc. (the “Company”) is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York 11354.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Significant areas requiring the use of estimates are assessing the allowance of doubtful account and collectible of notes receivable. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results may vary from those estimates and assumptions.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On December 13, 2019, the Company borrowed $40,000 from our shareholder, Northern Ifurniture Inc which is 100% owned by the President of the Company, bearing no interest and due on demand. During the three months ended June 30, 2020, the Company borrowed additional loan from Northern Ifurniture Inc, in the amount of $17,100. As of June 30, 2021 and March 31, 2021, the balance of shareholder loans was in the amount of $57,100 and $57,100, respectively, bearing no interest and due on demand.

During the three months ended March 31, 2021, the Company borrowed $9,530 from the President of the Company. Furthermore, during the three months ended June 30, 2021, the Company borrowed additional loans in the amount of $14,470 from the President of the Company. As of June 30, 2021, the balance of shareholder loans was in the amount of $24,000, bearing no interest and due on demand.

NOTE 5- NOTE RECEIVABLE

As of March 31, 2020, there is $70,000 loan outstanding from Dazhong 368 Inc which is due on December 13, 2020. On June 26, 2020, Dazhong 368 Inc repaid note receivable in the amount of $20,000 to the Company. On December 14, 2020, the Company approved to extend the maturity date to June 30, 2021. As of March 31, 2021, the outstanding loan Dazhong 368 Inc. was in the amount of $50,863, including $863 outstanding interests accrued. For the year ended March 31, 2021, the interest income was in the amount of $5,280, among which $4,417 was received. On June 28, 2021, the Company approved to extend the maturity date to September 30, 2021. As of June 30, 2021, our outstanding loan to Dazhong 368 Inc. was in the amount of $51,736, including $1,736 outstanding interests accrued. For the three months ended June 30, 2021, the interest income was in the amount of $873, among which $nil was received.

NOTE 6 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of June 30, 2021 and March 31, 2021, the Company’s balance of notes receivable were $51,736 and $50,863 from Dazhong 368 Inc, respectively.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

Results of Operation for the three months ended June 30, 2021 and 2020

During the three months ended June 30, 2021 and 2020, the Company generated no revenue. During the three months ended June 30, 2021 and 2020, the Company incurred operating expenses of $19,629 and $28,883, respectively. The decrease was due to the decrease in professional fee in the amount of $9,900 for the three months ended June 30, 2021, compared with the same period of last year. For the three month ended June 30, 2021 and 2020, our net loss was $18,756 and $24,961, respectively. The decrease in net loss was mainly due to the decrease in operating expenses for the three month ended June 30, 2021.

Equity and Capital Resources

As of June 30, 2021 and March 31, 2021, we had an accumulated deficit of $371,207 and $352,451, respectively. As of June 30, 2021, we had cash of $2,456 and working capital deficit of $15,548. As of March 31, 2021, we had cash of $6,631 and a working capital of $2,224. The decrease in the working capital was primarily due to the cash paid for operating expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

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

LANDBAY INC

Date: August 5, 2021	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: August 5, 2021	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

