Form 10-Q
period 2021-09-30
Landbay Inc
filed 2021-11-05
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED September 30, 2021

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
ASSETS
CURRENT ASSETS
Cash	$46,695	$6,631
Inventory	10,660	11,360
Notes receivable, net	-	50,863
Total Current Assets	57,355	68,854

NONCURRENT ASSET
Property and equipment, net	-	984
TOTAL ASSETS	$57,355	$69,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Shareholder loans	$81,100	$66,630
Other current liabilities	106	-
Total Current Liabilities	81,206	66,630
TOTAL LIABILITIES	81,206	66,630

STOCKHOLDERS’ EQUITY(DEFICIT):
Common stock ($0.001 par value, 30,000,000 shares authorized, 30,000,000 shares issued and outstanding as of September 30, 2021 and March 31, 2021)	30,000	30,000
Additional Paid in Capital	325,659	325,659
Accumulated Deficit	(379,510)	(352,451)
Total Stockholders’ Equity(Deficit)	(23,851)	3,208
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$57,355	$69,838

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$1,200	$3,083	$1,200	$3,083
Cost of goods sold	700	1,784	700	1,784
Gross Profit	500	1,299	500	1,299

Operating Expenses

General and Administrative expenses	9,468	14,014	29,097	42,922

Total Operating Expenses	9,468	14,014	29,097	42,922

Loss from operations	(8,968)	(12,715)	(28,597)	(41,623)

Other income(expense)
Loss from commodity trading	-	-	-	(1,090)
Interest income	665	882	1,538	3,534
Total other income (expense), net	665	882	1,538	2,444

Net loss	$(8,303)	$(11,833)	$(27,059)	$(39,179)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	$204,885
Net loss	—	—	—	(27,346)	(27,346)
Balances, June 30, 2020	30,000,000	30,000	325,659	(178,120)	177,539
Net loss	—	—	—	(11,833)	(11,833)
Balances, September 30, 2020	30,000,000	$30,000	$325,659	$(189,953)	$165,706

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2021	30,000,000	$30,000	$325,659	$(352,451)	$3,208
Net loss	—	—	—	(18,756)	(18,756)
Balances, June 30, 2021	30,000,000	$30,000	$325,659	$(371,207)	$(15,548)
Net loss	—	—	—	(8,303)	(8,303)
Balances, September 30, 2021	30,000,000	$30,000	$325,659	$(379,510)	$(23,851)

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended September 30, 2021	For the six months ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,059)	$(39,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	984	5,102
Interest income	(1,538)	-
Fair value change of short-term investments	-	221
Increase (decrease) in assets and liabilities:
Notes receivables	-	(3,535)
Inventory	700	1,784
Prepaid expense	-	(3,500)
Other current liabilities	106	317
Net cash used in operating activities	(26,807)	(38,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments	-	1,270
Notes receivable	52,401	20,000
Net cash provided by investing activities	52,401	21,270

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	14,470	17,100
Net cash provided by financing activities	14,470	17,100

Net increase (decrease) in Cash	40,064	(420)
Cash at beginning of period:	6,631	17,127
Cash at end of period:	$46,695	$16,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On December 13, 2019, the Company borrowed $40,000 from our shareholder, Northern Ifurniture Inc which is 100% owned by the President of the Company, bearing no interest and due on demand. During the six months ended September 30, 2020, the Company borrowed additional loan from Northern Ifurniture Inc, in the amount of $17,100. As of September 30, 2021 and March 31, 2021, the balance of shareholder loans was in the amount of $57,100 and $57,100, respectively, bearing no interest and due on demand.

During the three months ended March 31, 2021, the Company borrowed $9,530 from the President of the Company. Furthermore, during the six months ended September 30, 2021, the Company borrowed additional loans in the amount of $14,470 from the President of the Company. As of September 30, 2021, the balance of shareholder loans was in the amount of $24,000, bearing no interest and due on demand.

NOTE 5 - NOTE RECEIVABLE

As of March 31, 2020, there is $70,000 loan outstanding from Dazhong 368 Inc which is due on December 13, 2020. On June 26, 2020, Dazhong 368 Inc repaid note receivable in the amount of $20,000 to the Company. On December 14, 2020, the Company approved to extend the maturity date to June 30, 2021. As of March 31, 2021, the outstanding loan Dazhong 368 Inc. was in the amount of $50,863, including $863 outstanding interests accrued. For the year ended March 31, 2021, the interest income was in the amount of $5,280, among which $4,417 was received. On June 28, 2021, the Company approved to extend the maturity date to September 30, 2021. As of September 30, 2021, the outstanding loan was received in full.

For the six months ended September 30, 2021 and 2020, the interest income was in the amount of $1,538 and $3,534, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of September 30, 2021 and March 31, 2021, the Company’s balance of notes receivable were $0 and $50,863 from Dazhong 368 Inc, respectively.

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

Results of Operation for the three months ended September 30, 2021 and 2020

During the three months ended September 30, 2021 and 2020, the Company generated revenue in the amount of $1,200 and $3,083, respectively. The decrease in revenue was due to the decrease in demand. During the three months ended September 30, 2021 and 2020, the Company incurred operating expenses of $9,468 and $14,014, respectively. The decrease was due to the decrease in professional fee. For the three month September 30, 2021 and 2020, our net loss was $8,303 and $11,833, respectively. The decrease in net loss was mainly due to the decrease in professional fee for the three month ended September 30, 2021.

Results of Operation for the six months ended September 30, 2021 and 2020

During the six months ended September 30, 2021 and 2020, the Company generated revenue in the amount of $1,200 and $3,083, respectively. The decrease in revenue was due to the decrease in demand. During the six months ended September 30, 2021 and 2020, the Company incurred operating expenses of $29,097 and $42,922, respectively. The decrease was due to the decrease in professional fee. For the six month September 30, 2021 and 2020, our net loss was $27,059 and $39,179, respectively. The decrease in net loss was mainly due to the decrease in professional fee for the six month ended September 30, 2020.

Equity and Capital Resources

As of September 30, 2021 and March 31, 2021, we had an accumulated deficit of $379,510 and $352,451, respectively. As of September 30, 2021, we had cash of $46,695 and working capital deficit of $23,851. As of March 31, 2021, we had cash of $6,631 and a working capital of $2,224. The decrease in the working capital was primarily due to the cash paid for operating expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDBAY INC

Date: November 5, 2021	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: November 5, 2021	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

