Form 10-Q
period 2021-12-31
Landbay Inc
filed 2022-01-24
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of January 24, 2022, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2021

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2021	2021
ASSETS
CURRENT ASSETS
Cash	$36,294	$6,631
Inventory	10,660	11,360
Notes receivable, net	-	50,863
Total Current Assets	46,954	68,854

NONCURRENT ASSET
Property and equipment, net	-	984
TOTAL ASSETS	$46,954	$69,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Shareholder loans	$81,100	$66,630
Total Current Liabilities	81,100	66,630
TOTAL LIABILITIES	81,100	66,630

STOCKHOLDERS’ EQUITY(DEFICIT):

Preferred stock ($0.001 par value, 20,000,000 shares authorized; no share issued and outstanding as of December 31, 2021 and March 31, 2021)
Class A common stock ($0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding as of December 31, 2021 and March 31, 2021)	30,000	30,000
Additional Paid in Capital	325,659	325,659
Accumulated Deficit	(389,805)	(352,451)
Total Stockholders’ Equity(Deficit)	(34,146)	3,208
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$46,954	$69,838

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenue	$-	$785	$1,200	$3,868
Cost of goods sold	-	620	700	2,404
Gross Profit	-	165	500	1,464

Operating Expenses

General and Administrative expenses	10,300	14,249	39,397	57,171

Total Operating Expenses	10,300	14,249	39,397	57,171

Loss from operations	(10,300)	(14,084)	(38,897)	(55,707)

Other income(expense)
Loss from commodity trading	-	-	-	(1,090)
Other income	5	14	5	14
Interest income		883	1,538	4,417
Total other income (expense), net	5	897	1,543	3,341

Net loss	$(10,295)	$(13,187)	$(37,354)	$(52,366)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2020	30,000,000	$30,000	$325,659	$(150,774)	$204,885
Net loss	—	—	—	(27,346)	(27,346)
Balances, June 30, 2020	30,000,000	30,000	325,659	(178,120)	177,539
Net loss	—	—	—	(11,833)	(11,833)
Balances, September 30, 2020	30,000,000	30,000	325,659	(189,953)	165,706
Net loss				(13,187)	(13,187)
Balances, December 31, 2020	30,000,000	$30,000	$325,659	$(203,140)	$152,519

	Common Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2021	30,000,000	$30,000	$325,659	$(352,451)	$3,208
Net loss	—	—	—	(18,756)	(18,756)
Balances, June 30, 2021	30,000,000	30,000	325,659	(371,207)	(15,548)
Net loss	—	—	—	(8,303)	(8,303)
Balances, September 30, 2021	30,000,000	30,000	325,659	(379,510)	(23,851)
Net loss				(10,295)	(10,295)
Balances, December 31, 2021	30,000,000	$30,000	$325,659	$(389,805)	$(34,146)

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended December 31, 2021	For the nine months ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,354)	$(52,366)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	984	7,654
Interest income	863	-
Fair value change of short-term investments	-	221
Increase (decrease) in assets and liabilities:
Inventory	700	2,404
Other tax payable	-	(1,845)
Net cash used in operating activities	(34,807)	(43,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments	-	1,270
Notes receivable	50,000	20,000
Net cash provided by investing activities	50,000	21,270

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	14,470	17,100
Net cash provided by financing activities	14,470	17,100

Net increase (decrease) in Cash	29,663	(5,562)
Cash at beginning of period:	6,631	17,127
Cash at end of period:	$36,294	$11,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Landbay Inc is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York 11354.

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the prior President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of Class A common stock of the Company, which represented approximately 96% of the Company’s issued and outstanding shares of Class A common stock. As a result, the transaction led to a change of the control and the management team of the Company.

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

On December 13, 2019, the Company borrowed $40,000 from our shareholder, Northern Ifurniture Inc which is 100% owned by the President of the Company, bearing no interest and due on demand. During the year ended March 31, 2021, the Company borrowed additional loan from Northern Ifurniture Inc, in the amount of $17,100. As of December 31, 2021 and March 31, 2021, the balance of shareholder loans was in the amount of $57,100 and $57,100, respectively, bearing no interest and due on demand.

During the three months ended March 31, 2021, the Company borrowed $9,530 from the President of the Company. Furthermore, during the nine months ended December 31, 2021, the Company borrowed additional loans in the amount of $14,470 from the President of the Company. As of December 31, 2021, the balance of shareholder loans was in the amount of $24,000, bearing no interest and due on demand.

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

For the nine months ended December 31, 2021 and 2020, the interest income was in the amount of $1,538 and $3,534, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable. As of December 31, 2021 and March 31, 2021, the Company’s balance of notes receivable were $0 and $50,863 from Dazhong 368 Inc, respectively.

NOTE 7 – SHAREHOLDER EQYITY

On April 29, 2021, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares, and to add 20,000,000 shares of preferred stock with a par value of $0.001.

NOTE 8 – SUBSEQUENT EVENT

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

Results of Operation for the three months ended December 31, 2021 and 2020

During the three months ended December 31, 2021 and 2020, the Company generated revenue in the amount of $0 and $785, respectively. The decrease in revenue was due to the decrease in demand. During the three months ended December 31, 2021 and 2020, the Company incurred operating expenses of $10,300 and $14,249, respectively. The decrease was due to the decrease in professional fee. For the three month December 31, 2021 and 2020, our net loss was $10,295 and $13,187, respectively. The decrease in net loss was mainly due to the decrease in professional fee for the three month ended December 31, 2021.

Results of Operation for the nine months ended December 31, 2021 and 2020

During the nine months ended December 31, 2021 and 2020, the Company generated revenue in the amount of $1,200 and $3,868, respectively. The decrease in revenue was due to the decrease in demand. During the nine months ended December 31, 2021 and 2020, the Company incurred operating expenses of $39,397 and $57,171, respectively. The decrease was due to the decrease in professional fee. For the nine month December 31, 2021 and 2020, our net loss was $37,354 and $52,366, respectively. The decrease in net loss was mainly due to the decrease in professional fee for the nine month ended December 31, 2021.

Equity and Capital Resources

As of December 31, 2021 and March 31, 2021, we had an accumulated deficit of $389,805 and $352,451, respectively. As of December 31, 2021, we had cash of $36,294 and working capital deficit of $34,146. As of March 31, 2021, we had cash of $6,631 and a working capital of $2,224. The decrease in the working capital was primarily due to the cash paid for operating expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANDBAY INC

Date: January 24, 2022	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: January 24, 2022	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)

