Form 10-K
period 2022-03-31
Landbay Inc
filed 2022-06-29
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on September 30, 2021, was $170,648.

Number of shares outstanding of each of the issuer’s classes of common stock on June 27, 2022: Class A Common Stock: 30,000,000.

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

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2022.

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

In 2022, we plan to seek for more attractive furniture brands to expand our customer base and different consumer groups.

Competition

The furniture industry is large and highly competitive. The industry consists of many manufacturers, distributors and retailers, none of which dominates the fragmented and diverse market. Our products principally compete in the Great New York Region market. The primary competitive factors in the market for our products and target consumers are price, quality, style, marketing, functionality and availability. In addition to our selective modern furniture brands from the worldwide to fulfill different customer requirements, our President, Ms. Xiaowei Jin, has extensive experience in the furniture industry with 7 years of practical operation of the furniture business. We believe that our experience from the management will significantly benefits to our customers, as well as the operation of the Company.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has only been limited trading for the Company’s Class A common stock since it began trading on March 24, 2021. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

On September 28, 2020, our Class A common stock was listed for quotation on the OTC Markets under the symbol “LNBY”. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC Markets securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our class A common stock.

On June 27, 2022, the closing price of our common stock reported on the OTC Markets was $0.30 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low bid prices of our Class A common stock, as reported on the OTC Markets. Such prices are based on inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Year 2020	Low	High
September 28, 2020 to September 30, 2020	$-	$-
October 1, 2020 to December 31, 2020	$-	$-

Year 2021	Low	High
January 1, 2021 to March 31, 2021	$0.03	$1.01
April 1, 2021 through June 30, 2021	$0.46	$1.36
July 1, 2021 to September 30, 2021	$0.40	$1.13
October 1, 2021 to December 31, 2021	$0.42	$0.42

Year 2022	Low	High
January 1, 2022 to March 31, 2022	$0.16	$0.69
April 1, 2022 to June 27, 2022	$0.30	$0.69

Holders

There are approximately 29 holders of the Company’s Class A Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Common Stock Currently Outstanding

As of June 27, 2022, 30,000,000 shares of Class A common stock were issued and outstanding.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Colonial Stock Transfer Co, Inc., located at 7840 S. 700 E. Sandy, UT 84070 is the registrar and transfer agent for the Company’s common and preferred stocks.

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

Item 6. Selected financial Data.

Not required under Regulation S-K for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2022 and 2021, and financial conditions as of March 31, 2022, and 2021 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

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

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2022.

Results of Operation for the years ended March 31, 2022 and 2021

During the year ended March 31, 2022, the Company generated sales revenue in the amount of $9,572. During the year ended March 31, 2021, the Company generated revenue in the amount of $3,868 for sales of furniture. During the years ended March 31, 2022 and 2021, the Company had loss from commodity trading in the amount of $nil and $1,090, respectively. The increase in revenue was mainly due to the increased furniture sales for the year ended March 31, 2022 as compared with the year ended March 31, 2021. As of March 31, 2022 and 2021, the Company wrote down inventory in the amount of $nil and $138,429, respectively, based on the Company’s best estimate resulted from the impact of COIVD-19 pandemic. During the years ended March 31, 2022 and 2021, the Company operating expenses were at $49,501 and $74,121, respectively. The decrease of operating expenses was due to the decrease in professional fees and depreciation expenses. For the years ended March 31, 2022 and 2021, our net loss was $44,596 and $206,877, respectively. The decrease in net loss was mainly contributed by the decreased operating expenses for the year ended March 31, 2022 with no one-time inventory written down which was incurred during the year ended March 31, 2021.

Equity and Capital Resources

As of March 31, 2022 and 2021, we had an accumulated deficit of $402,247 and $357,651, respectively. As of March 31, 2022, we had cash of $26,140 and working capital deficiency of $46,588. As of March 31, 2021, we had cash of $6,631 and a working capital deficiency of $2,976. The increase in the working capital deficiency was primarily due to the cash paid for operating expense for the year ended March 31, 2022.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions included in Note 2 of our financial statements is critical to an understanding of our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-3.

LANDBAY INC

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Landbay Inc

Flushing, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landbay Inc (the “Company”) as of March 31, 2022 and 2021, the related statements of operation, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2022.

Rowland Heights, CA

June 29, 2022

LANDBAY INC

BALANCE SHEETS

AS OF MARCH 31, 2022 AND 2021

	March 31,	March 31,
	2022	2021
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$26,140	$6,631
Accounts receivable	9,115	-
Inventories, net	-	6,160
Notes receivable	-	50,863

Total Current Assets	35,255	63,654

NONCURRENT ASSET

Equipment, net	-	984
TOTAL ASSETS	$35,255	$64,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Shareholder loans	$81,100	$66,630
Other tax payable	743	-
Total Current Liabilities	81,843	66,630
TOTAL LIABILITIES	$81,843	$66,630

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $0.001 par value, 20,000,000 authorized, no share issued and outstanding	$-	$-
Class A Common stock, $0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid in capital	325,659	325,659
Accumulated deficit	(402,247)	(357,651)
Total Stockholders’ Deficiency	(46,588)	(1,992)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$35,255	$64,638

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2022	2021
		(Restated)
Revenues:
Revenue – sales, net	$9,572	$3,868
Total revenue	9,572	3,868
Cost of goods sold	(6,160)	(2,404)
Inventory write-down (restated)	-	(138,429)
Gross profit (loss)	3,412	(136,965)

Operating expenses

General and administrative expenses	49,501	74,121
Total operating expenses	49,501	74,121

Loss from operations	(46,089)	(211,086)

Other income (expense)
Loss from commodity trading	-	(1,090)
Interest income	1,538	5,280
Other income (expense), net	(45)	19
Total other income, net	1,493	4,209

Net loss	$(44,596)	$(206,877)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	30,000,000	30,000,000

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIENCY)

	Preferred Shares	Preferred Stock Amount	Class A Common Stock Shares	Class A Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2020	-	$-	30,000,000	$30,000	$325,659	$(150,774)	$204,885
Net loss			-	-	-	(206,877)	(206,877
Balances, March 31, 2021	-	$-	30,000,000	$30,000	$325,659	(357,651)	(1,992)
Net loss	-	-	-	-	-	(44,596)	(44,596)
Balances, March 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2022	For the year ended March 31, 2021
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,596)	$(206,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	984	10,205
Realized loss	-	1,090
Inventory write-down (restated)	-	138,429

Changes in assets and liabilities:
Inventory	6,160	2,404
Interest receivable (include in Notes receivable)	863	(863)
Accounts receivable	(9,115)	-
Other tax payable	743	(1,915)
Net cash used in operating activities	(44,961)	(57,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments	-	401
Notes receivable	50,000	20,000
Net cash provided by investing activities	50,000	20,401

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	14,470	26,630
Net cash provided by financing activities	14,470	26,630

Net increase (decrease) in Cash	19,509	(10,496)
Cash at beginning of the year:	6,631	17,127
Cash at end of the year:	$26,140	$6,631

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

LANDBAY INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Landbay Inc is a New York corporation formed on January 28, 2016. Our current principle executive office is located at 36-25 Main Street, Flushing, New York 11354.

On July 24, 2019, Larison Inc, 100% controlled by the prior president and the principal stockholder of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of Class A common stock of the Company, which represented approximately 96% of the Company’s issued and outstanding shares of Class A common stock. As a result, the transaction led to a change of the control and the management team of the Company.

Prior to the change of control, the Company was engaging in holding or trading securities in the US stock markets, as well as to trade and hold whisky in the UK market. The Company has changed its focus to operate furniture retail business and furniture design business in the New York area.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accounts receivable, notes receivable, other tax payable and loans payable approximate fair value because of the short-term nature of these items.

Cash

Cash and cash equivalents include cash in banks, bank deposits, and highly liquid investments with maturities of three months or less at the date of origination.

Inventories, net

Inventory is stated at the lower of cost and net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving and obsolete inventory, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. During the years ended March 31, 2022 and 2021, the Company recorded inventory write-down in the amounts of $nil and $138,429, respectively, due to the impact of COVID-19 pandemic. As of March 31, 2022 and 2021, the Company held inventory furniture in the amounts of $nil and $6,160, respectively.

Equipment

Equipment are carried at cost. Equipment is depreciated on a straight-line basis (after taking into account their respective estimated residual value) over 3-5 years, the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

During the years ended March 31, 2022 and 2021, the depreciation expenses were $984 and $10,205, respectively.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended March 31, 2022 and 2021.

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

The Company does not have any potentially dilutive instruments as of March 31, 2022 and 2021, thus, anti-dilution issues are not applicable.

Revenue Recognition

The Company accounts for revenue arising from contracts with customers in accordance with Revenue from Contracts with Customers (“ASC 606”) since January 1, 2018. Under the new standard, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. This generally occurs when the products is delivered to or picked up by the customer. Revenue is recognized net of sales discount and any taxes collected from customers that are subsequently remitted to governmental authorities.

While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue at the time of sale, if necessary.

The Company’s customer contracts identify product quantity, price and payment terms. Payment terms are granted consistent with industry standards at individual customer level. Although the payment terms of some customers may be extended up to 60 days, he majority of the Company’s customer has no payment terms, who needs pay when the products are delivered. As a result, revenue is not adjusted for the effects of a significant financing component. Amounts billed and due from customers are classified as Accounts receivables on the Balance Sheet.

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

NOTE 3 – GOING CONCERN ASSESSMENT

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial working capital, operating losses, accumulated deficit and other adverse key financial ratios.

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

NOTE 4 - STOCKHOLDER’S EQUITY

On April 29, 2021, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares and added 20,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2022, the Company has a total of 30,000,000 shares of Class A common stocks issued and outstanding and no preferred share has been issued.

The Company did not issue any other stock types other than Class A common stocks. The Company did not have any share-based compensation, related to employee share-based awards, tax benefit from share-based award activities.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the years ended March 31, 2022, the Company borrowed additional loans in the amounts of $14,470 and $26,630 from the President of the Company and Northern Ifurniture Inc, an entity under the common control, respectively. As of March 31, 2022 and 2021, the balances of shareholder loans were $81,100 and $66,630, respectively, bearing no interest, unsecured and due on demand.

NOTE 6 - NOTES RECEIVABLE

On December 14, 2019, the Company entered a promissory note (the “Note”) in the amount of $70,000 with Dazhong 368 Inc with one year term and 7% annual interest rate. The Note was extended its due date to June 30, and again to September 30, 2021.

As of March 31, 2022 and 2021, the outstanding balances of the Note were $nil and $50,863 (including $863 outstanding interests accrued) with $50,000 and $20,000 principal paid during the years ended March 31, 2022 and 2021, respectively. For the years ended March 31, 2022 and 2021, $1,538 and $5,280 interest income were realized and recorded, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of notes receivable and accounts receivable. As of March 31, 2022 and 2021, the Company’s balance of notes receivable was $nil and $50,863 from Dazhong 368 Inc, respectively. As of March 31, 2022, the Company had accounts receivable in the amount of $9,115.

NOTE 8 – INCOME TAXES

The Company is subject to the United States federal and New York State income tax at a tax rate of 21% and 6.5%, respectively.

Income tax expense for the years ended March 31, 2022 and 2021 were $nil. The Company had net operating loss carryovers for federal income tax purposes totaling $286,028 and $241,432 for the years ended March 31, 2022 and 2021, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. As of March 31, 2022 and 2021, the Company had deferred tax assets in the amounts of $78,658 and $66,394, respectively, which were fully reserved for valuation allowance.

NOTE 9 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The consolidated financial statements for the year ended March 31, 2021 have been restated due to understatement of the impairment loss on inventory in the amount of $5,200. The Company did not properly evaluate the accounting treatments for above amounts in the previous filed annual report, and we have corrected the errors in this restated annual report for the year ended March 31, 2021.

Restated financial statement line items:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
		(Unaudited)	(Unaudited)	(Unaudited)
As previously reported
Inventory	$11,360	$11,360	$10,660	$10,660
Accumulated deficit	(352,451)	(371,207)	(379,510)	(389,805)
Inventory write-down	$(133,229)	$-	$-	$-

As restated
Inventory	$6,160	$6,160	$5,460	$5,460
Accumulated deficit	(357,651)	(376,407)	(384,710)	(395,005)
Inventory write-down	$(138,429)	$-	$-	$-

Change
Inventory	$(5,200)	$(5,200)	$(5,200)	$(5,200)
Accumulated deficit	(5,200)	(5,200)	(5,200)	(5,200)
Inventory write-down	$(5,200)	$-	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2022 through the date the financial statements were available to be issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the year ended March 31, 2022.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses in our internal controls over financial reporting as of March 31, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedures were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2022. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Xiaowei Jin	45	President, CEO, CFO and Director	2019

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Xiaowei Jin – Ms. Xiaowei Jin has been the President and director since July 2019. Ms. Jin was born in Wenzhou, China. She established Northern Ifurniture Inc. since 2016 which is focus on furniture retail and wholesale. Ms. Jin has extensive experiences in the furniture industry during the past four years furniture operations, and she also collects a large amount of customer resource in the Great New York Region.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Xiaowei Jin, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Item 11. Executive Compensation

During the years ended March 31, 2022, 2021 and 2020, no salaries were paid to any officers or directors.

Executive compensation during the years ended March 31, 2022, 2021 and 2020 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaowei Jin	2022	-	-	-	-	-	-	-	-
Chief Executive Officer/Chief	2021	-	-	-	-	-	-	-	-
Financial Officer/Director	2020	-	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2022.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of June 27, 2022, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 30,000,000 shares outstanding on June 27, 2022.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership		Percent Of Class (1)

Class A Common Stock	Xiaowei Jin 36-25 Main St. Flushing, NY 11354	President, CEO, CFO and Director	29,588,800	(2)	98.63%
Class A Common Stock	All Officers and Directors As a Group (1 person)		29,588,800		98.63%

(1) Based upon 30,000,000 shares outstanding as of June 27, 2022.

(2) Including 5,100 shares owned by Ms. Xiaowei Jin and 29,583,700 shares are held in the name of Northern Ifurniture Inc., a corporation which is wholly owned by Ms. Jin and of which she is the sole beneficial owner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the year ended March 31, 2021, the Company borrowed loans from Northern Ifurniture Inc, in the amount of $17,100 and $9,530 from the President of the Company. During the year ended March 31, 2022, the Company received additional loans in the amount of $14,470 from the President of the Company. As of March 31, 2022 and 2021, the balance of shareholder loans was in the amount of $81,100 and $66,630, respectively, bearing no interest, unsecured and due on demand.

Item 14. Principal Accounting Fees and Services

During the years ended March 31, 2022 and 2021, Simon & Edward, LLP and B F Borgers CPA PC, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended March 31, 2022, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2022.

	Years ended March 31,
	2022	2021

Audit Fees - B F Borgers CPA PC	$6,000	$16,000
Audit Fees – Simon & Edward, LLP	$13,500	-
Audit-Related Fees	$-	$-
Tax Fee	$1,000	$1,370
Total Fees	$20,500	$17,370

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Simon & Edward, LLP independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2 *	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June, 2022.

LANDBAY INC

By:	/s/ Xiaowei Jin
Xiaowei Jin, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: June 29, 2022	By:	/s/ Xiaowei Jin
Xiaowei Jin
President (Principal Executive Officer), CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

