Form 10-Q
period 2022-06-30
Landbay Inc
filed 2022-08-15
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2022

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

BALANCE SHEETS

	June 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$26,475	$26,140
Accounts receivable	-	9,115
Total Current Assets	26,475	35,255

TOTAL ASSETS	$26,475	$35,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other tax payable	$-	$743
Accrued Expense	5,528	-
Shareholder loans	81,100	81,100
Total Current Liabilities	86,628	81,843
TOTAL LIABILITIES	86,628	81,843

COMMITMETS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value, 20,000,000 shares authorized; no share issued and outstanding	-	-
Class A common stock: $0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid in capital	325,659	325,659
Accumulated deficit	(415,812)	(402,247)
Total Stockholders’ Deficit	(60,153)	(46,588)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,475	$35,255

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021

Revenues:
Revenue – sales, net	$7,348	$-

Gross profit	7,348	-

Operating expenses

General and administrative expenses	20,913	19,629

Total operating expenses	20,913	19,629

Loss from operations	(13,565)	(19,629)

Other income (expense)

Interest income	-	873

Total other income	-	873

Net loss	$(13,565)	$(18,756)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)
Net loss	-	$-	-	-	-	(13,565)	(13,565)
Balances, June 30, 2022	-	$-	30,000,000	$30,000	$325,659	$(415,812)	$(60,153)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2021 (Restated)	-	$-	30,000,000	$30,000	$325,659	$(357,651)	$(1,992)
Net loss	-	$-	-	-	-	(18,756)	(18,756)
Balances, June 30, 2021 (Restated)	-	$-	30,000,000	$30,000	$325,659	$(376,407)	$(20,748)

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,565)	$(18,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	-	984
Interest income	-	(873)
Changes in assets and liabilities:
Accrued expense	5,528	-
Accounts receivable	9,115	-
Other tax payable	(743)	-
Net cash provided by (used in) operating activities	335	(18,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	14,470
Net cash provided by financing activities	-	14,470

Net increase (decrease) in cash	335	(4,175)
Cash at beginning of period:	26,140	6,631
Cash at end of period:	$26,475	$2,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$743	$-

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

On December 13, 2019, the Company borrowed $40,000 from our shareholder, Northern Ifurniture Inc which is 100% owned by the President of the Company, bearing no interest and due on demand. During the three months ended June 30, 2021, the Company received additional loan of $14,470 from the President of the Company. During the year ended March 31, 2022, the Company received loan of $26,630 from Northern Ifuniture Inc, an entity under the common control. As of June 30, 2022 and March 31, 2022, the balance of shareholder loans was in the amount of $81,100 and $81,100, respectively. Such loans are non-interest-bearing, unsecured and due on demand.

NOTE 5 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of accounts receivable. As of June 30, 2022 and March 31, 2022, the Company’s balance of accounts receivable were $nil and $9,115 from one customer, respectively.

NOTE 6 – INCOME TAX

For the three months ended June 30, 2022 and March 31, 2022, the Company has incurred a net loss before tax of $13,565 and $19,629, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2022 and March 31, 2022, deferred tax assets resulted from NOLs of approximately $71,586 and $67,673, which was fully off-set by valuation allowance reserved.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date these condensed financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the condensed financial statements.

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

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the prior President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of Class A common stock of the Company, which represented approximately 96% of the Company’s issued and outstanding shares of Class A common stock on July 24, 2019. As a result, the transaction led to a change of the control and the management team of the Company.

Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company has changed its focus to operate furniture retail business and furniture design business in the New York area.

Results of Operation for the three months ended June 30, 2022 and 2021

During the three months ended June 30, 2022 and 2021, the Company generated revenue of $7,348 and $nil, respectively. During the three months ended June 30, 2022 and 2021, the Company incurred operating expenses of $20,913 and $19,629, respectively. The increase was due to the increase in professional fee, compared with the same period of last year. For the three months ended June 30, 2022 and 2021, our net loss was $13,565 and $18,756, respectively. The decrease in net loss was mainly due to the fact that the Company generated revenues from sales of furniture during the current quarter.

Equity and Capital Resources

As of June 30, 2022 and March 31, 2022, we had an accumulated deficit of $415,812 and $402,247, respectively. As of June 30, 2022, we had cash of $26,475 and working capital deficit of $60,153. As of March 31, 2022, we had cash of $26,140 and a working capital deficit of $46,588. The increase in the working capital deficit was primarily due to the collection of accounts receivable and cash used for operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely alerting them to material information relating to Landbay Inc. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANDBAY INC

Date: August 15, 2022	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: August 15, 2022	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

