Form 10-Q
period 2022-09-30
Landbay Inc
filed 2022-11-14
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

As of November 11, 2022, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

BALANCE SHEETS

	September 30,	March 31,
	2022 (Unaudited)	2022
ASSETS
CURRENT ASSETS
Cash	$3,899	$26,140
Accounts receivable	-	9,115
Inventories	11,266	-
Total Current Assets	15,165	35,255

TOTAL ASSETS	$15,165	$35,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Other tax payable	$-	$743
Shareholder loans	82,366	81,100
Total Current Liabilities	82,366	81,843
TOTAL LIABILITIES	82,366	81,843

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value, 20,000,000 shares authorized; no share issued and outstanding	-	-
Class A common stock: $0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid in capital	325,659	325,659
Accumulated deficit	(422,860)	(402,247)
Total Stockholders’ Deficit	(67,201)	(46,588)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,165	$35,255

The accompanying notes are part of these unaudited financial statements.

LANDBAY INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2022	2021	2022	2021

Revenue – sales, net	$-	$1,200	$7,348	$1,200
Cost of goods sold	-	(700)	-	(700)
Gross profit	-	500	7,348	500

Operating expenses

General and administrative expenses	7,048	9,468	27,961	29,097

Total operating expenses	7,048	9,468	27,961	29,097

Loss from operations	(7,048)	(8,968)	(20,613)	(28,597)

Other income

Interest income	-	665	-	1,538

Total other income	-	665	-	1,538

Net loss	$(7,048)	$(8,303)	$(20,613)	$(27,059)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are part of these unaudited financial statements.

LANDBAY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)
Net loss	-	-	-	-	-	(13,565)	(13,565)
Balances, June 30, 2022	-	-	30,000,000	30,000	325,659	(415,812)	(60,153)
Net loss	-	-	-	-	-	(7,048)	(7,048)
Balances, September 30, 2022	-	$-	30,000,000	$30,000	$325,659	$(422,860)	$(67,201)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2021 (Restated)	-	$-	30,000,000	$30,000	$325,659	$(357,651)	$(1,992)
Net loss	-	-	-	-	-	(18,756)	(18,756)
Balances, June 30, 2021 (Restated)	-	-	30,000,000	30,000	325,659	(376,407)	(20,748)
Net loss	-	-	-	-	-	(8,303)	(8,303)
Balances, September 30, 2021 (Restated)	-	$-	30,000,000	$30,000	$325,659	$(384,710)	$(29,051)

The accompanying notes are part of these unaudited financial statements

LANDBAY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,613)	$(27,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	984
Interest income	-	(1,538)

Changes in assets and liabilities:
Accounts receivable	9,115	-
Inventories	(11,266)	700
Other current liabilities	(743)	106
Net cash used in operating activities	(23,507)	(26,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	-	52,401
Net cash provided by investing activities	-	52,401

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	1,266	14,470
Net cash provided by financing activities	1,266	14,470

Net (decrease) increase in cash	(22,241)	40,064
Cash at beginning of period:	26,140	6,631
Cash at end of period:	$3,899	$46,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$743	$—

The accompanying notes are part of these unaudited financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent annual financial statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 - RELATED PARTY BALANCES AND TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

On December 13, 2019, the Company borrowed $40,000 from our shareholder, Northern Ifurniture Inc. which is 100% owned by the President of the Company, bearing no interest and due on demand. During the six months ended September 30, 2021, the Company received additional loan of $14,470 from the President of the Company. During the year ended March 31, 2022, the Company received loan of $26,630 from Northern Ifuniture Inc., an entity under the common control. During the three months ended September 30, 2022, the Company received additional loan of $1,266 from the President. As of September 30, 2022 and March 31, 2022, the balance of shareholder loans was in the amount of $82,366 and $81,100, respectively. Such loans are non-interest-bearing, unsecured and due on demand.

During the three months ended September 30, 2022 and 2021, the Company purchased inventories in the amount of $11,266 and $nil from Northern Efurniture, Inc., an entity which is owned by the husband of our President.

NOTE 5- NOTE RECEIVABLE

The Company had loans of $50,000 due from DAZHONG 368 Inc., bearing an interest rate of 10% per annum, which was originally due on December 13, 2020. On December 14, 2020, the Company approved to extend the maturity date to June 30, 2021. As of March 31, 2021, the outstanding loan Dazhong 368 Inc. was in the amount of $50,863, including $863 outstanding interests accrued. On June 28, 2021, the Company approved to extend the maturity date to September 30, 2021. During the six months ended September 30, 2021, the Company recorded accrued interest income of $1,538. The balance of $52,401 was fully repaid to the Company as of September 30, 2021.

NOTE 6 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of accounts receivable. As of September 30, 2022 and March 31, 2022, the Company’s balance of accounts receivable was $nil and $9,115 from one customer, respectively.

NOTE 7 – INCOME TAX

For the six months ended September 30, 2022 and March 31, 2022, the Company has incurred a net loss before tax of $20,613 and $27,059, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2022 and March 31, 2022, deferred tax assets resulted from NOLs of approximately $61,761 and $67,673, which was fully off-set by valuation allowance reserved.

NOTE 8 – SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date these unaudited financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements

Overview

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

Results of Operation for the three months ended September 30, 2022 and 2021

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $nil and $1,200, respectively. During the three months ended September 30, 2022 and 2021, the Company incurred operating expenses of $7,048 and $9,468, respectively. The decrease was due to the decrease in professional fee, compared with the same period of last year. For the three months ended September 30, 2022 and 2021, our net loss was $7,048 and $8,303, respectively. The decrease in net loss was mainly due to the decrease of operating expenses during the current quarter.

Results of Operation for the six months ended September 30, 2022 and 2021

During the six months ended September 30, 2022 and 2021, the Company generated revenue of $7,348 and $1,200, respectively. During the six months ended September 30, 2022 and 2021, the Company incurred operating expenses of $27,961 and $29,097, respectively. The decrease was due to the decrease in professional fee, compared with the same period of last year. For the six months ended September 30, 2022 and 2021, our net loss was $20,613 and $27,059, respectively. The decrease in net loss was mainly due to the decrease in operating expenses for the six months ended on September 30, 2022, compared to 2021, partially offset by the increase of our total revenues.

Equity and Capital Resources

As of September 30, 2022 and March 31, 2022, we had an accumulated deficit of $422,860 and $402,247, respectively. As of September 30, 2022, we had cash of $3,899 and working capital deficit of $67,201. As of March 31, 2022, we had cash of $26,140 and a working capital deficit of $46,588. The increase in the working capital deficit was primarily due to the cash used for operating expenses.

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

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANDBAY INC

Date: November 14, 2022	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: November 14, 2022	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

