Form 10-Q
period 2022-12-31
Landbay Inc
filed 2023-02-13
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 12, 2023, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2022

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

BALANCE SHEETS

	December 31, 2022	March 31,
	(Unaudited)	2022
ASSETS
CURRENT ASSETS
Cash	$2,062	$26,140
Accounts receivable	6,920	9,115
Inventories	6,116	-
Total Current Assets	15,098	35,255

TOTAL ASSETS	$15,098	$35,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Other payables	$2,064	$743
Shareholder loans	88,329	81,100
Total Current Liabilities	90,393	81,843
TOTAL LIABILITIES	90,393	81,843

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value, 20,000,000 shares authorized; no share issued and outstanding	-	-
Class A common stock: $0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid in capital	325,659	325,659
Accumulated deficit	(430,954)	(402,247)
Total Stockholders’ Deficit	(75,295)	(46,588)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,098	$35,255

The accompanying notes are part of these unaudited financial statements.

LANDBAY INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Sales, net	$6,356	$-	$13,704	$1,200
Cost of goods sold	(5,150)	-	(5,150)	(700)
Gross profit	1,206	-	8,554	500

Operating expenses

General and administrative expenses	9,315	10,300	37,276	39,397

Total operating expenses	9,315	10,300	37,276	39,397

Loss from operations	(8,109)	(10,300)	(28,722)	(38,897)

Other income

Interest income	-	-	-	1,538
Other income	15	5	15	5

Total other income	15	5	15	1,543

Net loss	$(8,094)	$(10,295)	$(28,707)	$(37,354)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are part of these unaudited financial statements.

LANDBAY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)
Net loss	-	-	-	-	-	(20,613)	(20,613)
Balances, September 30, 2022	-	-	30,000,000	30,000	325,659	(422,860)	(67,201)
Net loss	-	-	-	-	-	(8,094)	(8,094)
Balances, December 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(430,954)	$(75,295)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2021 (Restated)	-	$-	30,000,000	$30,000	$325,659	$(357,651)	$(1,992)
Net loss	-	-	-	-	-	(27,059)	(27,059)
Balances, September 30, 2021 (Restated)	-	-	30,000,000	30,000	325,659	(384,710)	(27,051)
Net loss	-	-	-	-	-	(10,295)	(10,295)
Balances, December 31, 2021 (Restated)	-	$-	30,000,000	$30,000	$325,659	$(395,005)	$(39,346)

The accompanying notes are part of these unaudited financial statements

LANDBAY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,707)	$(37,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	984
Interest income	-	863

Changes in assets and liabilities:
Accounts receivable	2,195	-
Inventories	(6,116)	700
Other payables	1,321	-
Net cash used in operating activities	(31,307)	(34,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	-	50,000
Net cash provided by investing activities	-	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans	7,229	14,470
Net cash provided by financing activities	7,229	14,470

Net (decrease) increase in cash	(24,078)	29,663
Cash at beginning of period	26,140	6,631
Cash at end of period	$2,062	$36,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$743	$—

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

On December 13, 2019, the Company borrowed $40,000 from the controlling shareholder, Northern Ifurniture Inc. which is 100% owned by the President of the Company, bearing no interest and due on demand. During the nine months and the year ended December 31, 2021, the Company received additional loan of $14,470 and $26,630 from the President of the Company, respectively. During the nine months ended December 31, 2022, the Company received additional loan of $7,229 from the President. As of December 31, 2022 and March 31, 2022, the shareholder loans were of $88,329 and $81,100, respectively. Such loans are non-interest-bearing, unsecured and due on demand.

During the nine months ended December 31, 2022 and 2021, the Company purchased inventories in the amount of $11,266 and $nil from Northern Efurniture, Inc., an entity under the common control of the President, respectively.

NOTE 5- NOTE RECEIVABLE

The Company had loans of $50,000 due from DAZHONG 368 Inc., bearing an interest rate of 10% per annum, which was originally due on December 13, 2020. On December 14, 2020, the Company approved to extend the maturity date to June 30, 2021. As of March 31, 2021, the outstanding loan Dazhong 368 Inc. was in the amount of $50,863, including $863 outstanding interests accrued. On June 28, 2021, the Company approved to extend the maturity date to September 30, 2021. During the nine months ended December 31, 2021, the Company recorded accrued interest income of $1,538. The balance was fully repaid to the Company as of September 30, 2021.

NOTE 6 – INCOME TAX

For the nine months ended December 31, 2022 and 2021, the Company has incurred a net loss before tax of $28,707 and $37,354, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of December 31, 2022 and March 31, 2022, deferred tax assets resulted from NOLs of approximately $65,947 and $67,673, which was fully reserved for valuation allowance due to they are most likely than not to be realized.

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

Results of Operation for the three months ended December 31, 2022 and 2021

During the three months ended December 31, 2022 and 2021, the Company generated revenue of $6,356 and $nil, respectively. During the three months ended December 31, 2022 and 2021, the Company incurred operating expenses of $9,315 and $10,300, respectively. The decrease was due to the decrease in professional fee, compared with the same period of last year. For the three months ended December 31, 2022 and 2021, our net loss was $8,094 and $10,295, respectively. The decrease in net loss was mainly due to the decrease of operating expenses during the current quarter.

Results of Operation for the nine months ended December 31, 2022 and 2021

During the nine months ended December 31, 2022 and 2021, the Company generated revenue of $13,704 and $1,200, respectively. During the nine months ended December 31, 2022 and 2021, the Company incurred operating expenses of $37,276 and $39,397, respectively. The decrease was due to the decrease in professional fee, compared with the same period of last year. For the nine months ended December 31, 2022 and 2021, our net loss was $28,707 and $37,354, respectively. The decrease in net loss was mainly due to the decrease of operating expenses and increase of revenue during the nine-month period.

Equity and Capital Resources

As of December 31, 2022 and March 31, 2022, we had an accumulated deficit of $430,954 and $402,247, respectively. As of December 31, 2022, we had cash of $2,062 and working capital deficit of $75,295. As of March 31, 2022, we had cash of $26,140 and a working capital deficit of $46,588. The increase in the working capital deficit was primarily due to the cash used for operating expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANDBAY INC

Date: February 13, 2023	/s/ Xiaowei Jin
Xiaowei Jin, President
(Principal Executive Officer)

Date: February 13, 2023	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

