Form 10-K
period 2023-03-31
Landbay Inc
filed 2023-06-29
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2023

OR

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on September 30, 2022, was $246,720.

Number of shares outstanding of each of the issuer’s classes of common stock on June 29, 2023: Class A Common Stock: 30,000,000.

LANDBAY INC

FORM 10-K

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

The Company continues to look for other opportunities which could potentially increase the profits of the Company in the year 2023.

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

In 2023, we plan to seek more attractive furniture brands to expand our customer base and different consumer groups.

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

On June 28, 2023, the closing price of our common stock reported on the OTC Markets was $0.51 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our class A common stock, as reported on the OTC Markets.

Year 2021	Low	High
January 1, 2021 to March 31, 2021	$0.03	$1.01
April 1, 2021 to June 30, 2021	$0.46	$1.36
July 1, 2021 to September 30, 2021	$0.40	$1.13
October 1, 2021 – December 31, 2021	0.42	$0.42

Year 2022	Low	High
January 1, 2022 to March 31, 2022	$0.16	$0.69
April 1, 2022 to June 30, 2022	$0.30	$0.69
July 1, 2022 to September 30, 2022	$0.30	$0.60
October 1, 2022 – December 31, 2022	$0.33	$0.60

Year 2023	Low	High
January 1, 2023 to March 31, 2023	$0.33	$0.33
April 1, 2023 to June 28, 2023	$0.26	$0.51

Holders

There are approximately 30 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Common Stock Currently Outstanding

As of June 28, 2023, 30,000,000 shares of Class A common stock were issued and outstanding.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Colonial Stock Transfer Co, Inc., located at 7840 S. 700 E. Sandy, UT 84070 is the transfer agent for the Company’s common and preferred stocks.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2023 and 2022, and financial conditions as of March 31, 2023, and 2022 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

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

The Company also continues to look for other opportunities which could potentially increase the profits of the Company in the year 2023.

Results of Operation for the years ended March 31, 2023 and 2022

During the year ended March 31, 2023, the Company generated sales revenue in the amount of $18,188. During the year ended March 31, 2022, the Company generated revenue in the amount of $9,572 for sales of furniture. The increase in revenue was mainly due to the increased sales of furniture revenue for the year ended March 31, 2023 as compared with the year ended March 31, 2022. During the years ended March 31, 2023 and 2022, the Company’s operating expenses were at $47,876 and $49,501, respectively. The decrease of operating expenses was due to the decrease in legal expenses. For the years ended March 31, 2023 and 2022, our net loss was $37,667 and $44,596, respectively. The decrease in net loss was mainly due to increase in gross profits from sales for the year ended March 31, 2023, and decrease in operating expenses, as compared to 2022.

Equity and Capital Resources

As of March 31, 2023 and 2022, we had an accumulated deficit of $439,914 and $402,247, respectively. As of March 31, 2023, we had cash of $8,105 and working capital deficiency of $84,255. As of March 31, 2022, we had cash of $26,140 and a working capital deficiency of $46,588. The increase in the working capital deficiency was primarily due to the cash paid for operating expense.

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

LANDBAY INC

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Landbay Inc

Flushing, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landbay Inc (the “Company”) as of March 31, 2023 and 2022, the related statements of operation, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Simon & Edward, LLP

We have served as the Company’s auditor since 2022.

Rowland Heights, CA

June 29, 2023

LANDBAY INC

BALANCE SHEETS

AS OF MARCH 31, 2023 AND 2022

	March 31,	March 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$8,105	$26,140
Accounts receivable	-	9,115
Inventories	7,494	-

Total Current Assets	15,599	35,255

TOTAL ASSETS	$15,599	$35,255

LIABILITIES AND STOCKHOLDERS’ DEFICT
CURRENT LIABILITIES:
Shareholder loans	$99,456	$81,100
Other tax payable	398	743
Total Current Liabilities	99,854	81,843
TOTAL LIABILITIES	$99,854	$81,843

STOCKHOLDERS’ DEFICIT:
Preferred stock, ($0.001 par value, 20,000,000 shares authorized, nil shares issued and outstanding)	-	-
Class A common stock ($0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding)	30,000	30,000
Additional paid in capital	325,659	325,659
Accumulated deficit	(439,914)	(402,247)
Total Stockholders’ Deficit	(84,255)	(46,588)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICT	$15,599	$35,255

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2023	2022
Revenues:
Revenue - sales	$18,188	$9,572
Cost of goods sold	(8,022)	(6,160)
Gross profit	10,166	3,412

Operating expenses

General and administrative expenses	47,876	49,501

Total operating expenses	47,876	49,501

Loss from operations	(37,710)	(46,089)

Other income (expense)
Interest and dividends	-	1,538
Other income (expense)	43	(45)
Total other income, net	43	1,493

Net loss	$(37,667)	$(44,596)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	30,000,000	30,000,000

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICT

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)
Net loss	-	-	-	-	-	(37,667)	(37,667)
Balances, March 31, 2023	-	$-	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2021	-	$-	30,000,000	$30,000	$325,659	$(357,651)	$(1,992)
Net loss	-	-	-	-	-	(44,596)	(44,596)
Balances, March 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,667)	$(44,596)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	-	984

Changes in assets and liabilities:

Inventories	(7,494)	6,160
Interest receivable (include in Notes receivable)	-	863
Accounts receivable	9,115	(9,115)
Other tax payable	(345)	743
Net cash used in operating activities	(36,391)	(44,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	-	50,000
Net cash provided by investing activities	-	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	18,356	14,470
Net cash provided by financing activities	18,356	14,470

Net increase (decrease) in Cash	(18,035)	19,509
Cash at beginning of the year:	26,140	6,631
Cash at end of the year:	$8,105	$26,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are part of these financial statements

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accounts receivable, other tax payable and loans payable approximate fair value because of the short-term nature of these items.

Cash

Cash and cash equivalents include cash on hand, cash in banks and highly liquid investments with maturities of three months or less at the date of origination. The Company maintains its cash balance at a financial institution located in New York. Cash account at the New York financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Inventories, net

Inventory is stated at the lower of cost and net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving and obsolete inventory, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. As of March 31, 2023 and 2022, the Company’s inventory consisted of furnitures in the amount of $7,494 and $nil, respectively.

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

During the years ended March 31, 2023 and 2022, the depreciation expenses were $nil and $984, respectively.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended March 31, 2023 and 2022.

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

The Company does not have any potentially dilutive instruments as of March 31, 2023 and 2022, thus, anti-dilution issues are not applicable.

Revenue Recognition

The Company accounts for revenue arising from contracts with customers in accordance with Revenue from Contracts with Customers (“ASC 606”) since January 1, 2018. Under the new standard, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. This generally occurs when the products is delivered to or picked up by the customer. Revenue is recognized as net of sales discount and any taxes collected from customers that are subsequently remitted to governmental authorities.

While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue at the time of sale, if necessary.

The Company’s customer contracts identify product quantity, price and payment terms. Payment terms are granted consistent with industry standards at individual customer level. Although the payment terms of some customers may be extended up to 60 days, the majority of the Company’s customer have no payment terms, who needs pay when the products are delivered. As a result, revenue is not adjusted for the effects of a significant financing component. Amounts billed and due from customers are classified as accounts receivable on the Balance Sheet.

Cost of Goods Sold

Cost of goods sold consists primarily of inventory cost. Write-down of inventories to lower of cost or net realizable value and write-down of potentially obsolete or slow-moving inventories are also recorded in cost of goods sold, if any.

Recent Accounting Pronouncements Not Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 on April 1, 2023 and believes the adoption did not have a material impact on its financial position and results of operations.

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

NOTE 4 - STOCKHOLDER’S EQUITY

On April 29, 2021, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares and added 20,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2023, the Company has a total of 30,000,000 shares of Class A common stocks issued and outstanding and no preferred share has been issued.

The Company did not issue any other stock types other than Class A common stocks and; the Company did not have any share-based compensation, related to employee share-based awards, tax benefit from share-based award activities.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has been provided office space by its president at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the years ended March 31, 2023 and 2022, the Company borrowed additional loans in the amounts of $18,356 and $14,470 from the President of the Company and Northern Ifurniture Inc, an entity under the common control, respectively. As of March 31, 2023 and 2022, the balances of shareholder loans were $99,456 and $81,100, respectively, bearing no interest, unsecured and due on demand.

During the year ended March 31, 2023 and 2022, the Company purchased inventories in the amount of $11,266 and $nil from Northern Efurniture, Inc., an entity which is owned by the husband of our President.

NOTE 6 - NOTES RECEIVABLE

On December 14, 2019, the Company entered a promissory note (the “Note”) in the amount of $70,000 with Dazhong 368 Inc with one year term and 7% annual interest rate. The Note was extended its due date to June 30, and again to September 30, 2021.

As of March 31, 2021, the outstanding balance of the Note was $50,863 (including $863 outstanding interests accrued) which was fully paid off during the year ended March 31, 2022. For the years ended March 31, 2023 and 2022, $nil and $1,538 interest income were realized and recorded, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of accounts receivable. As of March 31, 2023 and 2022, the Company had accounts receivable in the amount of $nil and $9,115 due from one customer, respectively.

NOTE 8 – INCOME TAXES

The Company is subject to the United States federal and New York State income tax at a tax rate of 21% and 6.5%, respectively.

Income tax expense for the years ended March 31, 2023 and 2022 were $nil. The Company had net operating loss carryovers for federal income tax purposes totaling $323,695 and $286,028 for the years ended March 31, 2023 and 2022, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. As of March 31, 2023 and 2022, the Company had deferred tax assets in the amounts of $86,568 and $78,658, respectively, which were fully reserved for valuation allowance.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 through the date the financial statements were available to be issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the year ended March 31, 2023.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses in our internal controls over financial reporting as of March 31, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedures were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2023. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Xiaowei Jin	46	President, CEO, CFO and Director	2019

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

Item 11. Executive Compensation

During the years ended March 31, 2023, 2022 and 2021, no salaries were paid to any officers or directors.

Executive compensation during the years ended March 31, 2023, 2022 and 2021 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaowei Jin	2023	-	-	-	-	-	-	-	-
Chief Executive Officer/Chief Financial Officer/Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2023.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of June 28, 2023, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 30,000,000 shares outstanding on June 28, 2023.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership		Percent Of Class (1)

Class A Common Stock	Xiaowei Jin 36-25 Main St. Flushing, NY 11354	President, CEO, CFO and Director	29,588,800	(2)	98.63%
Class A Common Stock	Northern Ifurniture Inc. 36-25 Main St. Flushing, NY 11354	-	29,583,700	(3)	98.61%
Class A Common Stock	All Officers and Directors As a Group (1 person)		29,588,800		98.63%

(1) Based upon 30,000,000 shares outstanding as of June 28, 2023.

(2) Including 5,100 shares owned by Xiaowei Jin and 29,583,700 shares are held in the name of Northern Ifurniture Inc., a corporation which is wholly owned by Ms. Jin.

(3) Ms. Xiaowei Jin is the sole owner and the President of Northern Ifurniture Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the years ended March 31, 2023 and 2022, the Company borrowed additional loans in the amounts of $18,356 and $14,470 from the President of the Company and Northern Ifurniture Inc, an entity under the common control, respectively. As of March 31, 2023 and 2022, the balances of shareholder loans were $99,456 and $81,100, respectively, bearing no interest, unsecured and due on demand.

During the year ended March 31, 2023 and 2022, the Company purchased inventories in the amount of $11,266 and $nil from Northern Efurniture, Inc., an entity which is owned by the husband of our President.

Item 14. Principal Accounting Fees and Services

During the years ended March 31, 2023 and 2022, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended March 31, 2023, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2023.

	Years ended March 31,
	2023	2022

Audit Fees - Simon & Edward, LLP	$18,128	$13,500
Audit-Related Fees	$—	$—
Tax Fee	$—	$1,000
Total Fees	$18,128	$14,500

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Simon & Edward, LLP independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June, 2023.

LANDBAY INC

By:	/s/ Xiaowei Jin
Xiaowei Jin, Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Dated: June 29, 2023	By:	/s/ Xiaowei Jin
Xiaowei Jin
CEO, CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

