Form 10-Q
period 2023-06-30
Landbay Inc
filed 2023-08-09
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2023

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

CONDENSED BALANCE SHEETS

	June 30, 2023	March 31,
	(Unaudited)	2023
ASSETS
CURRENT ASSETS
Cash	$2,875	$8,105
Inventories	7,494	7,494
Total Current Assets	10,369	15,599

TOTAL ASSETS	$10,369	$15,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other tax payable	$-	$398
Accrued liabilities	5,100	-
Shareholder loans	106,304	99,456
Total Current Liabilities	111,404	99,854
TOTAL LIABILITIES	111,404	99,854

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value, 20,000,000 shares authorized; no share issued and outstanding as of June 30, 2023 and March 31, 2023)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding as of June 30, 2023 and March 31, 2023)	30,000	30,000
Additional paid in capital	325,659	325,659
Accumulated deficit	(456,694)	(439,914)
Total Stockholders’ Deficit	(101,035)	(84,255)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,369	$15,599

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	For the three months ended June 30, 2023	For the three months ended June 30, 2022

Revenues:
Revenue – sales, net	$-	$7,348

Gross profit	-	7,348

Operating expenses

General and administrative expenses	16,800	20,913

Total operating expenses	16,800	20,913

Loss from operations	(16,800)	(13,565)

Other income

Other income	20	-

Total other income	20	-

Net loss	$(16,780)	$(13,565)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’S DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2023	-	$-	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)
Net loss	-	-	-	-	-	(16,780)	(16,780)
Balances, June 30, 2023	-	-	30,000,000	30,000	325,659	(456,694)	(101,035)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)
Net loss	-	-	-	-	-	(13,565)	(13,565)
Balances, June 30, 2022	-	-	30,000,000	30,000	325,659	(415,812)	(60,153)

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,780)	$(13,565)

Changes in assets and liabilities:
Accounts receivable	-	9,115
Accounts payable and accrued expenses	5,100	5,528
Other tax payable	(398)	(743)
Net cash provided by (used in) operating activities	(12,078)	335

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	6,848	-
Net cash provided by financing activities	6,848	-

Net (decrease) increase in cash	(5,230)	335
Cash at beginning of period:	8,105	26,140
Cash at end of period:	$2,875	$26,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$743

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

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04,ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 on April 1, 2023, and the adoption did not have a material impact on its financial position and results of operations.

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

During the three months ended June 30, 2023 and 2022, the Company borrowed additional loans in the amounts of $6,848 and $nil from the President of the Company and Northern Ifurniture Inc, an entity under the common control, respectively. As of June 30, 2023 and, March 31, 2023, the balances of shareholder loans were $106,304 and $99,456, respectively, bearing no interest, unsecured and due on demand.

NOTE 5 – INCOME TAX

For the three months ended June 30, 2023 and 2022, the Company has incurred a net loss before tax of $16,780 and $13,565, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2023 and March 31, 2023, deferred tax assets resulted from NOLs of approximately $90,092 and $86,568, which was fully reserved for valuation allowance due to they are most likely than not to be realized.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date these condensed financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Results of Operation for the three months ended June 30, 2023 and 2022

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $nil and $7,348, respectively. During the three months ended June 30, 2023 and 2022, the Company incurred operating expenses of $16,800 and $20,913, respectively. The decrease was due to the decrease in professional fee, compared with the same period of last year. For the three months ended June 30, 2023 and 2022, our net loss was $16,780 and $13,565, respectively. The increase in net loss was mainly due to the fact that the Company generated revenues from sales of furniture during the quarter in the prior year.

Equity and Capital Resources

As of June 30, 2023 and March 31, 2023, we had an accumulated deficit of $456,694 and $439,914, respectively. As of June 30, 2023, we had cash of $2,875 and working capital deficit of $101,035. As of March 31, 2023, we had cash of $8,105 and a working capital deficit of $84,255. The increase in the working capital deficit was primarily due to additional cash used in operating activities and additional borrowing from shareholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANDBAY INC

Date: August 9, 2023	/s/ Xiaowei Jin
Xiaowei Jin, Chief Executive Officer

Date: August 9, 2023	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

