Form 10-Q
period 2023-09-30
Landbay Inc
filed 2023-11-09
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56182

Landbay Inc

(Exact name of registrant as specified in its charter)

New York	81-1260549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 8, 2023, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2023 (Unaudited)	2023
ASSETS
CURRENT ASSETS
Cash	$5,462	$8,105
Inventories	4,622	7,494
Total Current Assets	10,084	15,599

TOTAL ASSETS	$10,084	$15,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Other tax payable	$281	$398
Accrued expense	2,500	-
Shareholder loans	116,184	99,456
Total Current Liabilities	118,965	99,854
TOTAL LIABILITIES	118,965	99,854

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value, 20,000,000 shares authorized; no share issued and outstanding as of September 30, 2023 and March 31, 2023)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023)	30,000	30,000
Additional paid in capital	325,659	325,659
Accumulated deficit	(464,540)	(439,914)
Total Stockholders’ Deficit	(108,881)	(84,255)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,084	$15,599

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the three months ended September 30,		For the six months ended September 30,
	2023	2022	2023	2022

Revenues:
Revenue – sales, net	$3,178	$-	$3,178	$7,348
Cost of goods sold	(2,872)	-	(2,872)	-

Gross profit	306	-	306	7,348

Operating expenses

General and administrative expenses	8,095	7,048	24,895	27,961

Total operating expenses	8,095	7,048	24,895	27,961

Loss from operations	(7,789)	(7,048)	(24,589)	(20,613)

Other expenses

Other expenses	(57)	-	(37)	-

Total other expenses	(57)	-	(37)	-

Net loss	$(7,846)	$(7,048)	$(24,626)	$(20,613)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2023	-	$-	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)
Net loss	-	-	-	-	-	(24,626)	(24,626)
Balances, September 30, 2023	-	-	30,000,000	30,000	325,659	(464,540)	(108,881)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2022	-	$-	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)
Net loss	-	-	-	-	-	(20,613)	(20,613)
Balances, September 30, 2022	-	-	30,000,000	30,000	325,659	(422,860)	(67,201)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, June 30, 2023	-	$-	30,000,000	$30,000	$325,659	$(456,694)	(101,035)
Net loss	-	-	-	-	-	(7,846)	(7,846)
Balances, September 30, 2023	-	-	30,000,000	30,000	325,659	(464,540)	(108,881)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, June 30, 2022	-	$-	30,000,000	$30,000	$325,659	$(415,812)	(60,153)
Net loss	-	-	-	-	-	(7,048)	(7,048)
Balances, September 30, 2022	-	-	30,000,000	30,000	325,659	(422,860)	(67,201)

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the six months ended September 30, 2023	For the six months ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,626)	$(20,613)

Changes in assets and liabilities:
Accounts receivable	-	9,115
Accrued expense	2,500	-
Inventories	2,872	(11,266)
Other tax payable	(117)	(743)
Net cash used in operating activities	(19,371)	(23,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	16,728	1,266
Net cash provided by financing activities	16,728	1,266

Net (decrease) increase in cash	(2,643)	(22,241)
Cash at beginning of period:	8,105	26,140
Cash at end of period:	$5,462	$3,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$743

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

During the six months ended September 30, 2023 and 2022, the Company borrowed additional loans in the amounts of $16,728 and $1,266 from the President of the Company and Northern Ifurniture Inc, an entity under the common control, respectively. As of September 30, 2023 and March 31, 2023, the balances of shareholder loans were $116,184 and $99,456, respectively, bearing no interest, unsecured and due on demand.

NOTE 5 – INCOME TAX

For the three months ended September 30, 2023 and 2022, the Company has incurred a net loss before tax of $7,846 and $7,048, respectively. For the six months ended September 30, 2023 and 2022, the Company has incurred a net loss before tax of $24,626 and $20,613, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September 30, 2023 and March 31, 2023, deferred tax assets resulted from NOLs of approximately $112,000 and $86,568, which was fully reserved for valuation allowance due to they are most likely than not to be realized.

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

Results of Operation for the three months ended September 30, 2023 and 2022

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $3,178 and $nil, respectively. Cost of goods sold for the three months ended September 30, 2023 total $2,872, increasing from $nil for the same quarter of last year. During the three months ended September 30, 2023 and 2022, the Company incurred operating expenses of $8,095 and $7,048, respectively. The increase was due to the increase in professional fee, compared with the same period of last year. For the three months ended September 30, 2023 and 2022, our net loss was $7,846 and $7,048, respectively. The increase in net loss was mainly due to the fact that the Company had lower gross profit and higher professional fees in the current quarter.

Results of Operation for the six months ended September 30, 2023 and 2022

During the six months ended September 30, 2023 and 2022, the Company generated revenue of $3,178 and $7,348, respectively. Cost of goods sold for the six months ended September 30, 2023 total $2,872, increasing from $nil for the same period of last year. During the six months ended September 30, 2023 and 2022, the Company incurred operating expenses of $24,895 and $27,961, respectively. The decrease was mainly due to the decrease in professional fee, compared with the same period of last year. For the six months ended September 30, 2023 and 2022, our net loss was $24,626 and $20,613, respectively. The increase in net loss was mainly due to the fact that the Company had lower gross profit in the current period.

Equity and Capital Resources

As of September 30, 2023 and March 31, 2023, we had an accumulated deficit of $464,540 and $439,914, respectively. As of September 30, 2023, we had cash of $5,462 and working capital deficit of $108,881. As of March 31, 2023, we had cash of $8,105 and a working capital deficit of $84,255. The increase in the working capital deficit was primarily due to additional borrowing from shareholders.

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

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this Form 10-Q report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANDBAY INC

Date: November 9, 2023	/s/ Xiaowei Jin
Xiaowei Jin, Chief Executive Officer

Date: November 9, 2023	/s/ Xiaowei Jin
Xiaowei Jin, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

