Form 10-K
period 2024-03-31
Landbay Inc
filed 2024-07-01
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-56182

LANDBAY INC

(Exact name of small business issuer as specified in its charter)

New York	81-1260549
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Room 3501, EFC Building, Yuhang District,
Hangzhou City, Zhejiang Province, China

(Address of principal executive offices) (Zip Code)

+86-18621851468

(Registrant’s telephone number, including area code)

Xixi B2, the first energy-saving Xixi in Xihu District,

Hangzhou City, Zhejiang Province, China

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

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on September 30, 2023, was $246,720.

Number of shares outstanding of each of the issuer’s classes of common stock on June 28, 2024: Class A Common Stock: 30,000,000.

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

PART I

Item 1. Business.

History and Overview

Landbay Inc was incorporated in New York State on January 28, 2016. Our current principle executive office is located at Room 3501, EFC Building, Yuhang District, Hangzhou City, Zhejiang Province, China. Tel: +86-18621851468.

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the former President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of common stock of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of common stock. As a result, the transaction led to a change of the control and the management team of the Company. Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company has changed its focus to operate furniture retail business and furniture design business in the New York area.

The Board of the Directors approved to amend the Article of the Company to reduce the Company’s authorized common stock from 999,000,000 shares to 30,000,000 shares on August 15, 2019. On April 29, 2021, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares, and to add 20,000,000 shares of preferred stock with a par value of $0.001 (the “Previous Amendment”). Management inadvertently failed to file a Schedule 14C to provide notice of such Previous Amendment to all of its shareholders. In order to correct this oversight, On March 21, 2024, pursuant to approval of the Company’s Board of Directors and of a vote from a majority of the Company’s shareholders, a new amendment was filed with the State of New York reversing the Previous Amendment and restating the capitalization back to its original 30,000,000 shares of Class A Common Stock and eliminating any reference to Preferred Stock (the “New Amendment”). The New Amendment filed with New York State was effective on March 21, 2024.

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), which was closed on April 23, 2024 (the “Closing”). Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Stock shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. At the Closing, the Board of Directors (“Board”) of the Company appointed Mr. Chunyang Liu as the President and CEO, Mr. Lidong Wang as the CFO and Mr. Wenfang Lu as the Secretary of the Company. Also on the same date, the Board appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

Meanwhile, the Company continues to look for other opportunities which could potentially increase the profits of the Company in the year 2024.

Our Products

During the year 2023, we mainly market and retail modern residential and commercial furniture in Greater New York Region. Our products feature urban and contemporary styles, combining comfort and functionality in matching furniture collections and upscale luxury pieces appealing to lifestyle-conscious middle-income consumers. Our furniture brands come from different countries including Italy, China, Vietnam, Malaysia and so forth, and our products feature upholstered, wood and metal-based furniture pieces. We classify our products by room, designation or series, such as living room, dining room, bedroom and home office series, and by category or product types such as sofas, chairs, dining tables, beds, entertainment consoles, cabinets and cupboards.

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

Employees

As of March 31, 2024, the Company has no employee other than its former President/CEO/Secretary who devotes approximately 100% of her time to the business of the Company.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a website at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001681282.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns no real estate. We currently maintain our corporate office at Room 3501, EFC Building, Yuhang District, Hangzhou City, Zhejiang Province, China. Tel: +86-18621851468. The President of the Company provides the office space at no cost.

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

On June 28, 2024, the closing price of our class A common stock reported on the OTC Markets was $2.3 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our class A common stock, as reported on the OTC Markets.

Year 2022	Low	High
January 1, 2022 to March 31, 2022	$0.16	$0.69
April 1, 2022 to June 30, 2022	$0.30	$0.69
July 1, 2022 to September 30, 2022	$0.30	$0.60
October 1, 2022 – December 31, 2022	$0.33	$0.60

Year 2023	Low	High
January 1, 2023 to March 31, 2023	$0.33	$0.33
April 1, 2023 to June 30, 2023	$0.26	$0.83
July 1, 2023 to September 30, 2023	$0.52	$0.84
October 1, 2023 – December 31, 2023	0.55	$0.60

Year 2024	Low	High
January 1, 2024 to March 31, 2024	$0.40	$0.69
April 1, 2024 to June 28, 2024	$0.25	$2.60

Holders

There are approximately 30 holders of the Company’s Class A Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plan.

Common Stock Currently Outstanding

As of June 28, 2024, 30,000,000 shares of Class A common stock were issued and outstanding.

Repurchases of Equity Securities

None.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Colonial Stock Transfer Co, Inc., located at 7840 S. 700 E. Sandy, UT 84070 is the transfer agent for the Company’s common stock.

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

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2024 and 2023, and financial conditions as of March 31, 2024, and 2023 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

Landbay Inc was incorporated in New York State on January 28, 2016. Our current principle executive office is located at Room 3501, EFC Building, Yuhang District, Hangzhou City, Zhejiang Province, China. Tel: +86-18621851468.

On July 24, 2019, Larison Inc, the principal stockholder and 100% controlled by the former President of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of common stock of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of common stock. As a result, the transaction led to a change of the control and the management team of the Company. Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company has changed its focus to operate furniture retail business and furniture design business in the New York area.

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), which was closed on April 23, 2024 (the “Closing”). Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Stock shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. At the Closing, the Board of Directors (“Board”) of the Company appointed Mr. Chunyang Liu as the President and CEO, Mr. Lidong Wang as the CFO and Mr. Wenfang Lu as the Secretary of the Company. Also on the same date, the Board appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

Meanwhile, the Company continues to look for other opportunities which could potentially increase the profits of the Company in the year 2024.

Results of Operation for the years ended March 31, 2024 and 2023

During the year ended March 31, 2024, the Company generated sales revenue in the amount of $9,539. During the year ended March 31, 2023, the Company generated revenue in the amount of $18,188 for sales of furniture. The decrease in revenue was mainly due to the decreased sales of furniture revenue for the year ended March 31, 2024 as compared with the year ended March 31, 2023. During the years ended March 31, 2024 and 2023, the Company’s operating expenses were at $43,164 and $47,876, respectively. The decrease of operating expenses was due to the decrease in professional fees. For the years ended March 31, 2024 and 2023, our net loss was $13,137 and $37,667, respectively. The decrease in net loss was mainly due to increase in disposal gain on fixed assets for the year ended March 31, 2024, and decreasing in operating expenses, as compared to 2023.

Equity and Capital Resources

As of March 31, 2024 and 2023, we had an accumulated deficit of $453,051 and $439,914, respectively. As of March 31, 2024, we had cash of $8,761 and a working capital deficiency of $97,392. As of March 31, 2023, we had cash of $8,105 and working capital deficiency of $84,255. The increase in the working capital deficiency was primarily due to the cash paid for operating expense.

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

Not required under Regulation S-K for “smaller reporting companies”.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-3.

LANDBAY INC

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Landbay Inc

Hangzhou City, Zhejiang Province, China

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landbay Inc (the “Company”) as of March 31, 2024 and 2023, the related statements of operation, stockholders’ deficit, and cash flows for each of the years then ended , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Rowland Heights, CA

July 1, 2024

LANDBAY INC

BALANCE SHEETS

AS OF MARCH 31, 2024 AND 2023

	March 31,	March 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$8,761	$8,105
Inventories	-	7,494

Total Current Assets	8,761	15,599

TOTAL ASSETS	$8,761	$15,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Shareholder loans	$104,187	$99,456
Other payable	1,966	398
Total Current Liabilities	106,153	99,854
TOTAL LIABILITIES	$106,153	$99,854

STOCKHOLDERS’ DEFICIT:
Class A common stock ($0.001 par value, 30,000,000 shares authorized, 30,000,000 shares issued and outstanding)	30,000	30,000
Additional paid in capital	325,659	325,659
Accumulated deficit	(453,051)	(439,914)
Total Stockholders’ Deficit	(97,392)	(84,255)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,761	$15,599

The accompanying notes are part of these financial statements

LANDBAY INC

STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2024	2023
Revenues:
Revenue – sales	$9,539	$18,188
Cost of goods sold	(7,494)	(8,022)
Gross profit	2,045	10,166

Operating expenses

General and administrative expenses	43,164	47,876

Total operating expenses	43,164	47,876

Loss from operations	(41,119)	(37,710)

Other income (expense)
Gain on disposal of fixed assets	28,000	-
Other income (expense)	(18)	43
Total other income, net	27,982	43

Net loss	$(13,137)	$(37,667)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	30,000,000	30,000,000

The accompanying notes are part of these financial statements.

LANDBAY INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2023	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)
Net loss	-	-	-	(13,137)	(13,137)
Balances, March 31, 2024	30,000,000	$30,000	$325,659	$(453,051)	$(97,392)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2022	30,000,000	$30,000	$325,659	$(402,247)	$(46,588)
Net loss	-	-	-	(37,667)	(37,667)
Balances, March 31, 2023	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)

The accompanying notes are part of these financial statements.

LANDBAY INC

STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,137)	$(37,667)
Adjustments to reconcile loss to net cash used in operating activities:
Disposal gain on fixed assets	(28,000)	-

Changes in assets and liabilities:

Inventories	7,494	(7,494)
Accounts receivable	-	9,115
Other payable	1,568	(345)
Net cash used in operating activities	(32,075)	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	32,731	18,356
Net cash provided by financing activities	32,731	18,356

Net increase (decrease) in Cash	656	(18,035)
Cash at beginning of the year:	8,105	26,140
Cash at end of the year:	$8,761	$8,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$58	$-

Non-cash investing and financing activities
The price of disposal for fixed assets offset by related party loan	$28,000	$-

The accompanying notes are part of these financial statements

LANDBAY INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Landbay Inc was incorporated in New York State on January 28, 2016. Our current principle executive office is located at Room 3501, EFC Building, Yuhang District, Hangzhou City, Zhejiang Province, China. Tel: +86-18621851468.

On July 24, 2019, Larison Inc, 100% controlled by the prior president and the principal stockholder of the Company (“Seller”), entered into a Stock Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of Class A common stock of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of Class A common stock. As a result, the transaction led to a change of the control and the management team of the Company. Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company changed its focus to operate furniture retail business and furniture design business in the New York area.

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), which was closed on April 23, 2024 (the “Closing”). Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Stock shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. At the Closing, the Board of Directors (“Board”) of the Company appointed Mr. Chunyang Liu as the President and CEO, Mr. Lidong Wang as the CFO and Mr. Wenfang Lu as the Secretary of the Company. Also on the same date, the Board appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America. The financial statements are presented in US dollar, which is the Company’s functional currency.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Significant areas requiring the use of estimates are assessing the inventory write-down, impairment of long-lived assets and recoverability of deferred tax assets. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results may vary from those estimates and assumptions.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accounts payable, other tax payable and shareholder loans approximate fair value because of the short-term nature of these items.

Cash

Cash and cash equivalents include cash on hand, cash in banks and highly liquid investments with maturities of three months or less at the date of origination. The Company maintains its cash balance at a financial institution located in New York. Cash account at the New York financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Inventories, net

Inventory is stated at the lower of cost and net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving and obsolete inventory, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. As of March 31, 2024 and 2023, the Company’s inventory consisted of furniture in the amount of $nil and $7,494, respectively.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended March 31, 2024 and 2023.

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

The Company does not have any potentially dilutive instruments as of March 31, 2024 and 2023, thus, anti-dilution issues are not applicable.

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

Accounting Standards Issued Recently Adopted

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The effective date of ASU No. 2016-13 for smaller reporting companies is postponed to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU No. 2016-13 did not have a material impact on its financial position and results of operations.

Accounting Standards Issued but Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

There were also other updates recently issued and the management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – GOING CONCERN ASSESSMENT

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from the related parties of the Company to eliminate inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - STOCKHOLDER’S EQUITY

On April 29, 2021, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 100,000,000 shares, and to add 20,000,000 shares of preferred stock with a par value of $0.001 (the “Previous Amendment”). Management inadvertently failed to file a Schedule 14C to provide notice of such Previous Amendment to all of its shareholders. In order to correct this oversight, On March 21, 2024, pursuant to approval of the Company’s Board of Directors and of a vote from a majority of the Company’s shareholders, a new amendment was filed with the State of New York reversing the Previous Amendment and restating the capitalization back to its original 30,000,000 shares of Class A Common Stock and eliminating any reference to Preferred Stock (the “New Amendment”). The New Amendment filed with New York State was effective on March 21, 2024. As of March 31, 2024, the Company has a total of 30,000,000 shares of Class A common stock issued and outstanding.

The Company did not issue any other stock types other than Class A common stocks and; the Company did not have any share-based compensation, related to employee share-based awards, tax benefit from share-based award activities.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has been provided office space by its former president, Ms. Xiaowei Jin at no cost as of March 31, 2024. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the years ended March 31, 2024 and 2023, the Company borrowed additional loans in the amounts of $32,731 and $18,356 from the former President of the Company and Northern Ifurniture Inc, an entity under the common control before the change of control on April 23, 2024, respectively. On March 29, 2024, the Company entered into an asset disposal and loan conversion agreement (the “ADLC Agreement”) with the former President of the Company. Pursuant to the ADLC Agreement, the Company settled loan of $28,000 owed to the former President with a vehicle owned by the Company. The vehicle has been fully depreciated, and the transaction resulted in a disposal gain of $28,000. As of March 31, 2024 and 2023, the balances of shareholder loans were $104,187 and $99,456, respectively, bearing no interest, unsecured and due on demand. The balance of shareholder loan as of March 31, 2024 included loan payable to the former President and Northern Ifurniture Inc which were fully settled as of April 23, 2024, with partially repaid and partially forgiven during April 2024 (Note 7).

NOTE 6 – INCOME TAXES

The Company is subject to the United States federal and New York State income tax at a tax rate of 21% and 6.5%, respectively.

Income tax expense for the years ended March 31, 2024 and 2023 were $58 and $nil. The Company had net operating loss carryovers for federal income tax purposes totaling $429,359 and $323,695 for the years ended March 31, 2024 and 2023, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. As of March 31, 2024 and 2023, the Company had deferred tax assets in the amounts of $109,057 and $86,568, respectively, which were fully reserved for valuation allowance.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under the applicable U.S. federal and state statutes, tax years ended March 31, 2021 through March 31, 2024 remain subject to examination.

NOTE 7 – SUBSEQUENT EVENTS

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), which was closed on April 23, 2024 (the “Closing”). Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Stock shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. At the Closing, the Board of Directors (“Board”) of the Company appointed Mr. Chunyang Liu as the President and CEO, Mr. Lidong Wang as the CFO and Mr. Wenfang Lu as the Secretary of the Company. Also on the same date, the Board appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

On April 12, 2024, pursuant to a loan forgiveness and general release agreement entered into between the Company and Northern Ifurniture Inc, $40,000 loan payable to Northern Ifurniture Inc was forgiven, resulting in a gain from loan forgiveness of $40,000.

During April 2024, the Company repaid $1,878 in cash to our former President. On April 22, 2024, pursuant to a loan forgiveness and general release agreement entered into between the Company and the former President, $62,395 loan payable to the former President was forgiven, resulting in a gain from loan forgiveness of $62,395. As a result, the loan payable to the former President of the Company was fully settled.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses in our internal controls over financial reporting as of March 31, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedures were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2024. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Chunyang Liu	49	President, CEO and Chairman	2024
Lidong Wang	33	CFO and Director	2024
Wenfang Lu	30	Secretary and Director	2024

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Chunyang Liu, born in 1975, graduated with a Bachelor’s degree in International Economics and Trade from Nankai University. He served as the legal representative of Dongyang City Yunda Express Co., Ltd. from 2002 to 2024, the legal representative of Zhejiang Qingke Cloud Network Technology Co., Ltd. from 2014 to 2024, and the legal representative of Zhejiang Xinsheng New Media Group Co., Ltd. from 2023 to 2024. With a diverse background spanning the logistics, liquor, supply chain technology services, and network technology industries, Liu has accumulated extensive experience in industry operations, digital technologies, resource integration, and investment. Leveraging his solid industrial foundation and forward-thinking approach, he is actively involved in building Xinsheng Media Group. The group is dedicated to staying at the forefront of AI development, particularly in the livestream e-commerce sector. Its vision is to serve as a talent incubator within the industry and reshape its development trajectory.

Lidong Wang, born in 1991, graduated from Zhejiang Water Conservancy and Hydropower College in 2013 with an associate degree. Over the course of his career, he served as President of Zhejiang Qingke Cloud Network Technology Co., Ltd. from 2020 to 2022, acted as the legal representative of Hangzhou Increment Speed Build Technology Co., Ltd. from 2022 to 2023, and held the position of President at Zhejiang Xinsheng New Media Group Co., Ltd. from 2023 to 2024. With more than 10 years of experience in investment, financing, and fund management, he has worked in both state-owned enterprises and unicorn companies. Mr. Wang excels in market development, industry analysis, and business negotiation. He is skilled at integrating comprehensive financial resources across various industries and has built extensive social connections and resources in government, banking, private equity funds, and enterprises. His exceptional business acumen has consistently earned recognition from clients and industry peers.

Wenfang Lu, born in 1994, graduated with a Bachelor’s degree from Jiangxi Business College in 2017. With nearly a decade of experience in the livestream e-commerce industry, Mr. Lu has focused on areas such as supply chain management, the digital economy, and artificial intelligence. He has successfully integrated livestream e-commerce into a comprehensive chain system incorporating supply chain management and digitization. This has provided him with a solid foundation of practical experience and theoretical knowledge, facilitating the deep integration of livestream e-commerce and the AI industry. In the face of the rapidly evolving industry landscape, Mr. Lu has demonstrated strong adaptability and accumulated extensive experience in team management. From 2017 to 2019, Mr. Lu operated a personal chain store. Following this, he served as the Market Director at Yunda Express from 2019 to 2020, Vice President of Qingke Cloud Network Technology from 2020 to 2021, and General Manager of Dipingbang Supply Chain from 2022 to 2023. Since 2023, Mr. Lu has been Vice President at Zhejiang Xinsheng New Media Group Co., Ltd.

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

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

The Board consists of three members, none of whom meet the independence requirements of the Nasdaq Stock Market as currently in effect.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Chunyang Liu, Lidong Wang and Wenfang Lu, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Item 11. Executive Compensation

During the years ended March 31, 2024, 2023 and 2022, no salaries were paid to any officers or directors.

Executive compensation during the years ended March 31, 2024, 2023 and 2022 were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaowei Jin	2024	-	-	-	-	-	-	-	-
Former CEO/CFO/Director (1)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

(1). Ms. Xiaowei Jin resigned as CEO and CFO of the Company on April 23, 2024, and resigned as a director of the Company on May 4, 2024.

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2024.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of June 28, 2024, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 30,000,000 shares outstanding on June 28, 2024.

Title of Class	Name and Address Of Beneficial Owner	Position	Amount and Nature Of Beneficial Ownership		Percent Of Class (1)

Class A Common Stock	Xiaowei Jin 36-25 Main St. Flushing, NY 11354	Former President, CEO, CFO and Director	205,100	(2)	0.7%
Class A Common Stock	Chunyang Liu Room 3501, EFC Building, Yuhang District, Hangzhou City, Zhejiang Province, China	President, CEO and Chairman	29,383,700		97.9%
Class A Common Stock	Lidong Wang Room 3501, EFC Building, Yuhang District, Hangzhou City, Zhejiang Province, China	CFO and Director	0		0%
Class A Common Stock	Wenfang Lu Room 3501, EFC Building, Yuhang District, Hangzhou City, Zhejiang Province, China	Secretary and Director	0		0%
Class A Common Stock	All Officers and Directors As a Group (3 persons)		29,383,700		97.9%

(1) Based upon 30,000,000 shares outstanding as of June 28, 2024.

(2) Including 5,100 shares owned by Xiaowei Jin and 200,000 shares owned by Ms. Jin’s husband.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its former President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the years ended March 31, 2024 and 2023, the Company borrowed additional loans in the amounts of $32,731 and $18,356 from the former President of the Company and Northern Ifurniture Inc, an entity under the common control before the change of control on April 23, 2024, respectively. On March 29, 2024, the Company entered into an asset disposal and loan conversion agreement (the “ADLC Agreement”) with the former President of the Company. Pursuant to the ADLC Agreement, the Company settled loan of $28,000 owed to the former President with a vehicle owned by the Company. The vehicle has been fully depreciated, and the transaction resulted in a disposal gain of $28,000. As of March 31, 2024 and 2023, the balances of shareholder loans were $104,187 and $99,456, respectively, bearing no interest, unsecured and due on demand. The balance of shareholder loan as of March 31, 2024 included loan payable to the former President and Northern Ifurniture Inc which were fully settled as of April 23, 2024, with partially repaid and partially forgiven during April 2024 (Note 7).

Item 14. Principal Accounting Fees and Services

During the years ended March 31, 2024 and 2023, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended March 31, 2024, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2024.

	Years ended March 31,
	2024	2023

Audit Fees - Simon & Edward, LLP	$13,535	$18,128
Audit-Related Fees	$—	$—
Tax Fee	$1,000	$—
Total Fees	$14,535	$18,128

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of July, 2024.

LANDBAY INC

By:	/s/ Chunyang Liu
Chunyang Liu, Chief Executive Officer

Name	Position	Date

/s/ Chunyang Liu	Chief Executive Officer, President and Chairperson of the Board of Directors	July 1, 2024
Chunyang Liu	(Principal Executive Officer)

/s/ Lidong Wang	Chief Financial Officer and Director	July 1, 2024
Lidong Wang	(Principal Financial and Accounting Officer)

/s/ Wenfang Lu	Secretary and Director	July 1, 2024
Wenfang Lu

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

