Form 10-Q
period 2024-06-30
Landbay Inc
filed 2024-08-14
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

(Address of Principal Executive Office)

+86-18621851468

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

As of August 14, 2024, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC

CONDENSED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$8,761
Total Current Assets	-	8,761

TOTAL ASSETS	$-	$8,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Other payable	$-	$1,966
Shareholder loans	43,825	104,187
Total Current Liabilities	43,825	106,153
TOTAL LIABILITIES	43,825	106,153

STOCKHOLDERS’ DEFICIT:
Class A Common stock ($0.001 par value, 30,000,000 shares authorized, issued and outstanding as of June 30, 2024 and March 31, 2024)	30,000	30,000
Additional paid in capital	428,054	325,659
Accumulated deficit	(501,879)	(453,051)
Total Stockholders’ Deficit	(43,825)	(97,392)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$8,761

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	For the three months ended June 30, 2024	For the three months ended June 30, 2023

Operating expenses

General and administrative expenses	$48,851	$16,800

Total operating expenses	48,851	16,800

Loss from operations	(48,851)	(16,800)

Other income

Other income	23	20

Total other income	23	20

Net loss	$(48,828)	$(16,780)

Net loss per common share, basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited financial statements.

LANDBAY INC

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2024	30,000,000	$30,000	$325,659	$(453,051)	$(97,392)
Loan forgiveness by related parties	-	-	102,395	-	102,395
Net loss	-	-	-	(48,828)	(48,828)
Balances, June 30, 2024	30,000,000	30,000	428,054	(501,879)	(43,825)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2023	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)
Net loss	-	-	-	(16,780)	(16,780)
Balances, June 30, 2023	30,000,000	30,000	325,659	(456,694)	(101,035)

The accompanying notes are part of these condensed unaudited financial statements

LANDBAY INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,828)	$(16,780)

Changes in assets and liabilities:
Accounts payable and accrued expenses	-	5,100
Other payable	(1,966)	(398)
Net cash used in operating activities	(50,794)	(12,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders’ loans	43,911	6,848
Repayment to a former shareholder	(1,878)	-
Net cash provided by financing activities	42,033	6,848

Net decrease in cash	(8,761)	(5,230)
Cash at beginning of period:	8,761	8,105
Cash at end of period:	$-	$2,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Loan forgiveness by related parties	$102,395	$-

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

On July 17, 2024, the Company established a wholly owned subsidiary, Zhejiang Toumi Holding Co., Ltd. (“Zhejiang Toumi”) in Hangzhou City, Zhejiang Province, China. Zhejiang Toumi’s business scope covers technical consulting, technology development, software development, electronic product sales, enterprise consulting management and other fields. The Company plans to launch live software service business thought its subsidiary, Zhejiang Toumi, starting in August of this year, and preparations are currently underway.

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

During the three months ended June 30, 2024 and 2023, the Company borrowed additional loans in the amounts of $86 and $6,848 from the former President of the Company and Northern Ifurniture Inc. (“Ifurniture”), an entity under the common control of the former President, respectively. As of June 30, 2024 and March 31, 2024, the balances of loans owed to the former President and Ifuniture totaled $nil and $104,187, respectively, bearing no interest, unsecured and due on demand. During the three months ended June 30, 2024, loans of $102,395 was forgiven, which was treated as an equity transaction with shareholders with no gain or loss recognized, and $1,878 was repaid to the former President of the Company in cash.

During the three months ended June 30, 2024, the Company borrowed loan in the aggregated amount of $43,825 from Chunyang Liu, President and CEO of the Company, for working capital purpose. As of June 30, 2024, total amount owed to President and CEO of the Company was $43,825. The loan is unsecured, non-interest-bearing and due on demand.

NOTE 5 – INCOME TAX

For the three months ended June 30, 2024 and 2023, the Company has incurred a net loss before tax of $48,828 and $16,780, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2024 and March 31, 2024, deferred tax assets resulted from NOLs of approximately $120,000 and $109,057, which was fully reserved for valuation allowance due to they are most likely than not to be realized.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure, except the following:

On July 17, 2024, the Company established a wholly owned subsidiary, Zhejiang Toumi Holding Co., Ltd. (“Zhejiang Toumi”) in Hangzhou City, Zhejiang Province, China. Zhejiang Toumi’s business scope covers technical consulting, technology development, software development, electronic product sales, enterprise consulting management and other fields. The Company plans to launch live software service business thought its subsidiary, Zhejiang Toumi, starting in August of this year, and preparations are currently underway.

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

On July 17, 2024, the Company established a wholly owned subsidiary, Zhejiang Toumi Holding Co., Ltd. (“Zhejiang Toumi”) in Hangzhou City, Zhejiang Province, China. Zhejiang Toumi’s business scope covers technical consulting, technology development, software development, electronic product sales, enterprise consulting management and other fields. The Company plans to launch live software service business thought its subsidiary, Zhejiang Toumi, starting in August of this year, and preparations are currently underway.

Results of Operation for the three months ended June 30, 2024 and 2023

During the three months ended June 30, 2024 and 2023, the Company incurred operating expenses of $48,851 and $16,800, respectively. The increase was mainly due to the increasing in professional fee resulting from the change of control of the Company that occurred during the quarter ended June 30, 2024, compared to the same period of last year. For the three months ended June 30, 2024 and 2023, the Company incurred a net loss of 48,828 and $16,780, respectively. The increasing of net loss was mainly due to the increase in operating expenses.

Equity and Capital Resources

As of June 30, 2024 and March 31, 2024, we had an accumulated deficit of $501,879 and $453,051, respectively. As of June 30, 2024, we had cash of $nil and working capital deficit of $43,825. As of March 31, 2024, we had cash of $8,761 and a working capital deficit of $97,392. The reduction in the working capital deficit was primarily due to the forgiveness of loans by shareholders upon change in control of the Company.

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

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective in timely alerting them to material information relating to Landbay Inc. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDBAY INC

Date: August 14, 2024	/s/ Chunyang Liu
Chunyang Liu
Chief Executive Officer

Date: August 14, 2024	/s/ Lidong Wang
Lidong Wang
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

