Form 10-Q
period 2024-09-30
Landbay Inc
filed 2024-11-19
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 19, 2024, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		PAGE

	Note about Forward-Looking Statements	2

	PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and March 31, 2024	4
	Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three and six months ended September 30, 2024 and 2023	5
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) for the three and six months ended September 30, 2024 and 2023	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2024 and 2023	7
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4	Controls and Procedures	14

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Mine Safety Disclosures	15
Item 5	Other Information	15
Item 6	Exhibits	16

SIGNATURES		17

EXHIBIT INDEX		18

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LANDBAY INC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and March 31, 2024	4

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three and six months ended September 30, 2024 and 2023	5

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) for the three and six months ended September 30, 2024 and 2023	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2024 and 2023	7

Notes to Condensed Unaudited Consolidated Financial Statements	8 - 11

LANDBAY INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$370	$8,761
Total Current Assets	370	8,761

TOTAL ASSETS	$370	$8,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Other payable	$47	$1,966
Shareholder loans	52,370	104,187
Total Current Liabilities	52,417	106,153
TOTAL LIABILITIES	52,417	106,153

STOCKHOLDERS’ DEFICIT:
Class A common stock ($0.001 par value, 30,000,000 shares authorized, issued and outstanding as of September 30, 2024 and March 31, 2024)	30,000	30,000
Additional paid in capital	428,054	325,659
Accumulated other comprehensive income	7	-
Accumulated deficit	(510,108)	(453,051)
Total Stockholders’ Deficit	(52,047)	(97,392)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$370	$8,761

The accompanying notes are part of these condensed unaudited consolidated financial statements.

LANDBAY INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the three months ended September 30,		For the six months ended September 30,
	2024	2023	2024	2023

Revenues:
Revenue – sales, net	$2,059	$3,178	$2,059	$3,178
	2,059	3,178	2,059	3,178
Cost of goods sold	(1,658)	(2,872)	(1,658)	(2,872)

Gross profit	401	306	401	306

Operating expenses

General and administrative expenses	8,545	8,095	57,396	24,895

Total operating expenses	8,545	8,095	57,396	24,895

Loss from operations	(8,144)	(7,789)	(56,995)	(24,589)

Other income (expenses)

Other income (expenses)	20	(57)	43	(37)

Total other income (expenses)	20	(57)	43	(37)

Loss from operation before income tax	(8,124)	(7,846)	(56,952)	(24,626)
Income tax expense	105	—	105	—
Net loss	$(8,229)	$(7,846)	$(57,057)	$(24,626)

Other comprehensive income
Foreign currency translation gain	7	—	7	—
Total other comprehensive income	7	—	7	—

Comprehensive loss	$(8,222)	$(7,846)	$(57,050)	$(24,626)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited consolidated financial statements.

LANDBAY INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, June 30, 2024	30,000,000	$30,000	$428,054	$(501,879)	$-	$(43,825)
Other comprehensive income	-	-	-	-	7	7
Net loss	-	-	-	(8,229)	-	(8,229)
Balance, September 30, 2024	30,000,000	$30,000	$428,054	$(510,108)	$7	$(52,047)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, March 31, 2024	30,000,000	$30,000	$325,659	$(453,051)	$-	$(97,392)
Loan forgiveness by related parties	-	-	102,395	-	-	102,395
Other comprehensive income	-	-	-	-	7	7
Net loss	-	-	-	(57,057)	-	(57,057)
Balance, September 30, 2024	30,000,000	$30,000	$428,054	$(510,108)	$7	$(52,047)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2023	30,000,000	$30,000	$325,659	$(456,694)	$(101,035)
Net loss	-	-	-	(7,846)	(7,846)
Balance, September 30, 2023	30,000,000	30,000	325,659	(464,540)	(108,881)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2023	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)
Net loss	-	-	-	(24,626)	(24,626)
Balance, September 30, 2023	30,000,000	30,000	325,659	(464,540)	(108,881)

The accompanying notes are part of these condensed unaudited consolidated financial statements.

LANDBAY INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the six months ended September 30, 2024	For the six months ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,057)	$(24,626)

Changes in assets and liabilities:
Inventories	—	2,872
Accounts payable and accrued expenses	47	2,500
Other payable	(1,966)	(117)
Net cash used in operating activities	(58,976)	(19,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders’ loans	52,456	16,728
Repayment to a former shareholder	(1,878)	—
Net cash provided by financing activities	50,578	16,728

Effect of exchange rate on cash	7	—
Net decrease in cash	(8,391)	(2,643)
Cash at beginning of period:	8,761	8,105
Cash at end of period:	$370	$5,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$105	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Loan forgiveness by related parties	$102,395	$—

The accompanying notes are part of these condensed unaudited consolidated financial statements.

LANDBAY INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 17, 2024, the Company established a wholly owned subsidiary, Zhejiang Toumi Holding Co., Ltd. (“Zhejiang Toumi”) in Hangzhou City, Zhejiang Province, China. Zhejiang Toumi’s business scope covers technical consulting, technology development, software development, electronic product sales, enterprise consulting management and other fields. The Company plans to launch its live software service business thought its subsidiary, Zhejiang Toumi. While the launch was initially scheduled for August 2024, technical issues have delayed the process, and the preparations are still ongoing.

For the three months ended September 30, 2024, Zhejiang Toumi generated net revenue of $2,059 from the sale of network equipment sales to a customer, resulting in a gross profit of $401 from the transaction.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent annual financial statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Significant areas requiring the use of estimates are assessing the allowance of doubtful account and collectible of notes receivable. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results may vary from those estimates and assumptions.

Revenue Recognition

The Company accounts for revenue arising from contracts and customers in accordance with Revenue from Contracts with Customers (“ASC 606”). Under the standard, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities, at a point in time when the network equipment is delivered to the customers.

Foreign Currency Transactions

The Company’s consolidated financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiary is Chinese Yuan (“RMB”). The resulting translation adjustments are reported under other comprehensive loss in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220 (“ASC 220”), “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income.

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the consolidated statements of operations and other comprehensive income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income.

Concentration

During the three and six months ended September 30, 2024, the Company generated 100% of its revenue from one customer. During the three and six months ended September 30, 2023, the Company generated 100% of its revenue from an individual customer. The Company’s cost of revenues consisted of 100% purchases from one vendor for the three and six months ended September 30, 2024.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the three and six months ended September 30, 2024 and 2023, the Company determined that we have one reportable segment as we manage the business from the geography location.

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

During the six months ended September 30, 2024 and 2023, the Company borrowed additional loans in the amounts of $86 and $16,728 from the former President of the Company and Northern Ifurniture Inc. (“Ifurniture”), an entity under the common control of the former President, respectively. As of September 30, 2024 and March 31, 2024, the balances of loans owed to the former President and Ifuniture totaled $nil and $104,187, respectively, bearing no interest, unsecured and due on demand. During the six months ended September 30, 2024, loans of $102,395 was forgiven, which was treated as an equity transaction with shareholders with no gain or loss recognized, and $1,878 was repaid in cash.

During the six months ended September 30, 2024, the Company borrowed loan in the aggregated amount of $52,370 from Chunyang Liu, President and CEO of the Company, for working capital purpose. As of September 30, 2024, total amount owed to President and CEO of the Company was $52,370. The loan is unsecured, non-interest-bearing and due on demand.

NOTE 5 – INCOME TAX

For the six months ended September 30, 2024 and 2023, the Company has incurred a net loss before tax of $56,952 and $24,626, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September 30, 2024 and March 31, 2024, deferred tax assets resulted from NOLs of approximately $120,000 and $109,057, which was fully reserved for valuation allowance due to they are most likely than not to be realized.

The subsidiary is registered in the People’s Republic of China (“PRC”), and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the US and the PRC for the six months ended September 30, 2024 and 2023 is as follows:

	Six months ended September 30, 2024	Six months ended September 30, 2023

US statutory income tax rate	21%	21%
Valuation allowance recognized with respect to the loss in the US company	(21%)	(21%)
China statutory income tax rate	25%	—
Non-PRC entities not subject to PRC income tax	(25.18%)	—
Effective tax rate	(0.18%)	—

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the condensed consolidated financial statements.

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

On July 17, 2024, the Company established a wholly owned subsidiary, Zhejiang Toumi Holding Co., Ltd. (“Zhejiang Toumi”) in Hangzhou City, Zhejiang Province, China. Zhejiang Toumi’s business scope covers technical consulting, technology development, software development, electronic product sales, enterprise consulting management and other fields. The Company plans to launch its live software service business thought its subsidiary, Zhejiang Toumi. While the launch was initially scheduled for August 2024, technical issues have delayed the process, and the preparations are still ongoing.

For the three months ended September 30, 2024, Zhejiang Toumi generated net revenue of $2,059 from the sale of network equipment sales to a customer, resulting in a gross profit of $401 from the transaction.

Results of Operation for the three months ended September 30, 2024 and 2023

During the three months ended September 30, 2024, the Company started to sell its network equipment through Zhejiang Toumi and generated revenue of $2,059, with cost of goods sold of $1,658. The Company generated revenue of $3,178 by selling furniture, with a total cost of goods sold of $2,872 during the three months ended September 30, 2023. The Company has discontinued its furniture sales business in August 2024, following a management change and a shift in business strategy.

During the three months ended September 30, 2024 and 2023, the Company incurred operating expenses of $8,545 and $8,095, respectively. For the three months ended September 30, 2024 and 2023, the Company incurred a net loss of 8,229 and $7,846, respectively. The operating expenses and net loss are comparable for the three months ended September 30, 2024 and 2023.

Results of Operation for the six months ended September 30, 2024 and 2023

During the six months ended September 30, 2024, the Company generated revenue of $2,059 by selling its network equipment through Zhejiang Toumi, with cost of goods sold of $1,658. The Company generated revenue of $3,178 by selling furniture, with a total cost of goods sold of $2,872 during the six months ended September 30, 2023.

During the six months ended September 30, 2024 and 2023, the Company incurred operating expenses of $57,396 and $24,895, respectively. The increase was attributable to increased professional fees resulting from the change of control of the Company that occurred in April 2024, compared with the same period of last year. For the six months ended September 30, 2024 and 2023, the Company incurred a net loss of 57,057 and $24,626, respectively. The net loss increased due to the rise in operating expenses.

Equity and Capital Resources

As of September 30, 2024 and March 31, 2024, we had an accumulated deficit of $510,108 and $453,051, respectively. As of September 30, 2024, we had cash of $370 and working capital deficit of $52,047. As of March 31, 2024, we had cash of $8,761 and a working capital deficit of $97,392. The reduction in the working capital deficit was primarily due to the forgiveness of loans by shareholders upon change in control.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDBAY INC

Date: November 19, 2024	/s/ Chunyang Liu
Chunyang Liu, Chief Executive Officer

Date: November 19, 2024	/s/ Lidong Wang
Lidong Wang, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

