Form 10-Q
period 2024-12-31
Landbay Inc
filed 2025-02-14
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 14, 2025, the registrant had 30,000,000 shares of Class A common stock outstanding.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2024

TABLE OF CONTENTS

		PAGE

	Note about Forward-Looking Statements	2

	PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and March 31, 2024	4
	Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three and nine months ended December 31, 2024 and 2023	5
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) for the three and nine months ended December 31,2024 and 2023	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2024 and 2023	7
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4	Controls and Procedures	14

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Mine Safety Disclosures	15
Item 5	Other Information	15
Item 6	Exhibits	16

SIGNATURES		17

EXHIBIT INDEX		18

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LANDBAY INC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and March 31, 2024	4

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the three and nine months ended December 31, 2024 and 2023	5

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) for the three and nine months ended December 31, 2024 and 2023	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2024 and 2023	7

Notes to Condensed Unaudited Consolidated Financial Statements	8

LANDBAY INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2024 (Unaudited)	2024
ASSETS
CURRENT ASSETS
Cash	$18,148	$8,761
Total Current Assets	18,148	8,761

TOTAL ASSETS	$18,148	$8,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Other payable	$1,069	$1,966
Income tax payable	782	—
Shareholder loans	77,737	104,187
Total Current Liabilities	79,588	106,153
TOTAL LIABILITIES	79,588	106,153

STOCKHOLDERS’ DEFICIT:
Class A common stock ($0.001 par value, 30,000,000 shares authorized, issued and outstanding as of December 31, 2024 and March 31, 2024)	30,000	30,000
Additional paid in capital	428,054	325,659
Accumulated other comprehensive loss	(275)	—
Accumulated deficit	(519,219)	(453,051)
Total Stockholders’ Deficit	(61,440)	(97,392)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,148	$8,761

The accompanying notes are part of these condensed unaudited consolidated financial statements.

LANDBAY INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	For the three months ended December 31,		For the nine months ended December 31,
	2024	2023	2024	2023

Revenues:
Revenue – sales, net	$170,857	$1,102	$172,916	$4,280
	170,857	1,102	172,916	4,280
Cost of goods sold	(153,912)	(850)	(155,570)	(3,722)

Gross profit	16,945	252	17,346	558

Operating expenses

General and administrative expenses	25,367	7,988	82,763	32,883

Total operating expenses	25,367	7,988	82,763	32,883

Loss from operations	(8,422)	(7,736)	(65,417)	(32,325)

Other income (expenses)

Other income (expenses)	2	14	45	(23)

Total other income (expenses)	2	14	45	(23)

Loss from operation before income tax	(8,420)	(7,722)	(65,372)	(32,348)
Income tax expense	691	—	796	—
Net loss	$(9,111)	$(7,722)	$(66,168)	$(32,348)

Other comprehensive loss
Foreign currency translation loss	(282)	—	(275)	—
Total other comprehensive loss	(282)	—	(275)	—

Comprehensive loss	$(9,393)	$(7,722)	$(66,443)	$(32,348)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are part of these condensed unaudited consolidated financial statements.

LANDBAY INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, September 30, 2024	30,000,000	$30,000	$428,054	$(510,108)	$7	$(52,047)
Other comprehensive loss	—	—	—	—	(282)	(282)
Net loss	—	—	—	(9,111)	—	(9,111)
Balance, December 31, 2024	30,000,000	$30,000	$428,054	$(519,219)	$(275)	$(61,440)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, March 31, 2024	30,000,000	$30,000	$325,659	$(453,051)	$—	$(97,392)
Loan forgiveness by related parties	—	—	102,395	—	—	102,395
Other comprehensive income	—	—	—	—	(275)	(275)
Net loss	—	—	—	(66,168)	—	(66,168)
Balance, December 31, 2024	30,000,000	$30,000	$428,054	$(519,219)	$(275)	$(61,440)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2023	—	$—	30,000,000	$30,000	$325,659	$(464,540)	(108,881)
Net loss	—	—	—	—	—	(7,722)	(7,722)
Balances, December 31, 2023	—	—	30,000,000	30,000	325,659	(472,262)	(116,603)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2023	—	$—	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)
Net loss	—	—	—	—	—	(32,348)	(32,348)
Balances, December 31, 2023	—	—	30,000,000	30,000	325,659	(472,262)	(116,603)

The accompanying notes are part of these condensed unaudited consolidated financial statements

LANDBAY INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,168)	$(32,348)

Changes in assets and liabilities:
Inventories	—	3,722
Accounts payable and accrued expenses	—	1,500
Income tax payable	782	—
Other payable	(897)	(301)
Net cash used in operating activities	(66,283)	(27,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders’ loans	77,823	22,338
Repayment to a former shareholder	(1,878)	—
Net cash provided by financing activities	75,945	22,338

Effect of exchange rate on cash	(275)	—
Net decrease in cash	9,387	(5,089)
Cash at beginning of period:	8,761	8,105
Cash at end of period:	$18,148	$3,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$19	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Loan forgiveness by related parties	$102,395	$—

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

For the nine months ended December 31, 2024, Zhejiang Toumi generated net revenue of $172,916 from the sale of network equipment and providing online data marketing services to customers, achieving a gross profit of $17,346 from its revenue streams.

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

Revenue Recognition

The Company accounts for revenue arising from contracts and customers in accordance with Revenue from Contracts with Customers (“ASC 606”). Under the standard, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities, at a point in time when the network equipment is delivered to the customers. Revenue generated from provision of online data marketing services is recognized over the time, for a periodic fixed fee.

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

Concentration

During the three months ended December 31, 2024, the Company generated 67% and 33% of its revenue from the top two customers. During the three months ended December 31, 2023, the Company generated $1,102 revenue from one customer. For the nine months ended December 31, 2024, the Company generated 66% and 32% of its revenue from two individual customers, respectively. The Company’s cost of revenues consisted of 100% and 99% purchases from one vendor for the three and nine months ended December 31, 2024, respectively.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the three and nine months ended December 31, 2024 and 2023, the Company determined that we have one reportable segment as we manage the business from the geography location.

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

During the nine months ended December 31, 2024 and 2023, the Company borrowed additional loans in the amounts of $86 and $22,338 from the former President of the Company and Northern Ifurniture Inc. (“Ifurniture”), an entity under the common control of the former President, respectively. As of December 31, 2024 and March 31, 2024, the balances of loans owed to the former President and Ifuniture totaled $nil and $104,187, respectively, bearing no interest, unsecured and due on demand. During the nine months ended December 31, 2024, loans of $102,395 was forgiven, which was treated as an equity transaction with shareholders with no gain or loss recognized, and $1,878 was repaid in cash.

During the nine months ended December 31, 2024, the Company borrowed loan in the aggregated amount of $77,737 from Chunyang Liu, President and CEO of the Company, for working capital purpose. As of December 31, 2024, total amount owed to President and CEO of the Company was $77,737. The loan is unsecured, non-interest-bearing and due on demand.

NOTE 5 – INCOME TAX

For the nine months ended December 31, 2024, the US company has a taxable income of $19,655. For the nine months ended December 31, 2023, the US Company has incurred a net loss before tax of $32,348,. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of December 31, 2024 and March 31, 2024, deferred tax assets resulted from NOLs of approximately $105,000 and $109,057, which was fully reserved for valuation allowance due to they are most likely than not to be realized.

The subsidiary is registered in the People’s Republic of China (“PRC”), and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the US and the PRC for the nine months ended December 31, 2024 and 2023 is as follows:

	Nine months ended December 31, 2024	Nine months ended December 31, 2023

US statutory income tax rate	21%	21%
Valuation allowance recognized with respect to the loss in the US company	(21)%	(21)%
China statutory income tax rate	25%	—
Non-PRC entities not subject to PRC income taxes	(26.22)%	—
Effective tax rate	(1.22)%	—

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

Results of Operation for the three months ended December 31, 2024 and 2023

During the three months ended December 31, 2024, the Company, through its subsidiary Zhejiang Toumi, begun providing online data marketing services, generating revenue of $170,857 with a cost of goods sold amounting to $153,912. The Company generated revenue of $1,102 by selling furniture, with a total cost of goods sold of $850 during the three months ended December 31, 2023. The Company has discontinued its furniture sales business in August 2024, following a management change and a shift in business strategy.

During the three months ended December 31, 2024, and 2023, the Company incurred operating expenses of $25,367 and $7,988, respectively. The increase in operating expenses was primarily driven by additional public filings with the Securities and Exchange Commission during the three months ended December 31, 2024. For the same periods, the Company reported a net loss of $9,111 and $7,722, respectively. Despite the higher operating expenses, the net loss remained relatively consistent between the two periods.

Results of Operation for the nine months ended December 31, 2024 and 2023

During the nine months ended December 31, 2024, the Company generated total revenue of $172,916 from the sale of network equipment and providing online data marketing services through its subsidiary, Zhejiang Toumi, with a total cost of goods sold amounting to $155,570. For the nine months ended December 31, 2023, the Company generated $4,280 in revenue from furniture sales, with a total cost of goods sold of $3,722.

During the nine months ended December 31, 2024 and 2023, the Company incurred operating expenses of $82,763 and $32,883, respectively. The increase was primarily attributable to increased professional fees associated with the change of control of the Company that occurred in April 2024, compared with the same period of last year. For the nine months ended December 31, 2024 and 2023, the Company incurred a net loss of $66,168 and $32,348, respectively. The net loss increased was mainly due to the rise in operating expenses.

Equity and Capital Resources

As of December 31, 2024 and March 31, 2024, we had an accumulated deficit of $519,219 and $453,051, respectively. As of December 31, 2024, we had cash of $18,148 and working capital deficit of $61,440. As of March 31, 2024, we had cash of $8,761 and a working capital deficit of $97,392. The reduction in the working capital deficit was primarily due to the forgiveness of loans by shareholders upon change in control.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANDBAY INC

Date: February 14, 2025	/s/ Chunyang Liu
Chunyang Liu, Chief Executive Officer

Date: February 14, 2025	/s/ Lidong Wang
Lidong Wang, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

