Form 10-K
period 2025-03-31
Landbay Inc
filed 2025-08-08
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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
Hangzhou City, Zhejiang Province, China 311100

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

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Class A Common Stock on September 30, 2024, was $1,109,340

Number of shares outstanding of each of the issuer’s classes of common stock on August 8, 2025: Class A Common Stock: 30,000,000.

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

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), which was closed on April 23, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Stock shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. The Board of Directors (“Board”) appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

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

For the year ended March 31, 2025, Zhejiang Toumi generated net revenue of $564,781 from the sale of network equipment and providing online data marketing services to customers, achieving a gross profit of $56,611 from its revenue streams.

Our Products

1. Intelligent Data-Driven Marketing Services

Since late of 2024, our primary offering included intelligent data-driven promotion services designed to precisely target the right audience and unlock business growth potential. With the continued global expansion of digital advertising, particularly in China, programmatic advertising—characterized by automation and data-driven decision-making—is rapidly gaining traction. Businesses increasingly demand measurable advertising performance and higher conversion rates.

Amid tightening privacy regulations, the value of compliant first-party data has grown significantly. Activating and refining operations through CDP/DMP platforms and securely integrating with third-party data have become essential. We assist clients in building and revitalizing private traffic ecosystems (e.g., social media, communities, and mobile apps) to achieve data-driven user engagement and conversion. Our end-to-end solution breaks channel silos and enables integration between online and offline touchpoints, as well as public and private domains.

By leveraging our advanced data insight platform and multi-source data integration capabilities, we generate detailed user profiles across dimensions such as industry characteristics, behavioral patterns, and interest preferences. Utilizing programmatic advertising, content marketing across social media, search engines, and native ads, along with operational support, we deploy highly personalized promotional strategies. These ensure maximum relevance and impact, boosting both ad ROI and conversion rates.

2. Customized Technology Development Services

We also provide tailored technology development services that lay a digital foundation to spur business innovation. As businesses across sectors increasingly seek software solutions to enhance operational efficiency, precision management, and customer experience (including CRM, ERP, BI, and vertical SaaS systems), technology becomes the core driver of transformation. We specialize in end-to-end development of custom digital solutions, covering web applications, mobile applications (iOS/Android/Hybrid), and complex business systems. Our services extend to data acquisition, cleaning, storage, computation (using frameworks like Hadoop and Spark), analysis, and visualization—delivered as an integrated platform.

Sales and Marketing

Our sales and marketing strategies are built around a deep understanding of client pain points and evolving market demands. We adopt a consultative sales approach, collaborating closely with clients to define their goals and tailor solutions accordingly. Our marketing efforts leverage a combination of digital channels, industry events, and partner ecosystems to generate leads and enhance brand recognition. Content marketing, thought leadership, and customer success stories also play key roles in demonstrating our capabilities and building trust.

Competition

We operate in a competitive landscape that includes both traditional digital marketing agencies and emerging data-tech platforms. Our edge lies in our ability to integrate marketing strategy with advanced data technology, delivering measurable outcomes. While many competitors focus either on content or technology, we combine the two with precision targeting, omnichannel execution, and end-to-end optimization. However, the market is dynamic, with rapid innovation and low switching costs, requiring continuous investment in R&D and client relationships.

Government Regulations

We strictly comply with all applicable laws and regulations in China, including those related to data privacy, cybersecurity, and advertising content. As regulatory scrutiny on data usage intensifies, especially under frameworks such as the Personal Information Protection Law (PIPL) and the Cybersecurity Law, we ensure that our data collection and processing practices align with legal requirements. Our systems are designed to prioritize user consent, data encryption, and secure storage, enabling our clients to operate within a compliant ecosystem while maximizing marketing efficiency.

Employees

As of March 31, 2025, the Company has 2 employees other than its President/CEO who devotes approximately 100% of his time to the business of the Company.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a website at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001672572.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

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

On July 25, 2025, the closing price of our class A common stock reported on the OTC Markets was $0.33 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our class A common stock, as reported on the OTC Markets.

Year 2023	Low	High
January 1, 2023 to March 31, 2023	$0.33	$0.33
April 1, 2023 to June 30, 2023	$0.26	$0.83
July 1, 2023 to September 30, 2023	$0.52	$0.84
October 1, 2023 – December 31, 2023	0.55	$0.60

Year 2024	Low	High
January 1, 2024 to March 31, 2024	$0.40	$0.69
April 1, 2024 to June 30, 2024	$0.25	$2.60
July 1, 2024 to September 30, 2024	$0.93	$2.79
October 1, 2024 – December 31, 2024	0.31	$2.01

Year 2025	Low	High
January 1, 2025 to March 31, 2025	$0.47	$1.72
April 1, 2025 to June 30, 2025	$0.33	$0.60
July 1, 2025 to August 7, 2025	$0.32	$0.34

Holders

There are approximately 30 holders of the Company’s Class A Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our Class A Common Stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plan.

Common Stock Currently Outstanding

As of August 7, 2025, 30,000,000 shares of Class A common stock were issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended March 31, 2025 and 2024, and financial conditions as of March 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

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

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), which was closed on April 23, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Stock shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. The Board of Directors (“Board”) appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

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

For the year ended March 31, 2025, Zhejiang Toumi generated net revenue of $564,781 from the sale of network equipment and providing online data marketing services to customers, achieving a gross profit of $56,611 from its revenue streams.

Results of Operation for the years ended March 31, 2025 and 2024

During the year ended March 31, 2025, the Company generated sales revenue in the amount of $564,781 from the sale of network equipment and providing online data marketing services to customers through its subsidiary, Zhejiang Toumi, with a total cost of goods sold amounting to $508,170. During the year ended March 31, 2024, the Company generated revenue in the amount of $9,539 for sales of furniture, with a total cost of goods sold amounting to $7,494. The increase in revenue was mainly due to the start of new operations in the online marketing through its new subsidiary.

During the years ended March 31, 2025 and 2024, the Company’s operating expenses were at $106,738 and $43,164, respectively. The increase of operating expenses was due to the increased professional fees. For the years ended March 31, 2025 and 2024, our net loss was $53,100 and $13,137, respectively. The increase in net loss was mainly due to decrease in nonrecurring disposal gain on fixed assets that occurred in 2024, and increase in operating expenses, as compared to 2024.

Equity and Capital Resources

As of March 31, 2025 and 2024, we had an accumulated deficit of $506,151 and $453,051, respectively. As of March 31, 2025, we had cash of $4,701 and a working capital deficiency of $48,450. As of March 31, 2024, we had cash of $8,761 and a working capital deficiency of $97,392. The increase in the working capital deficiency was primarily due to the cash paid for operating expense.

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

LANDBAY INC

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Landbay Inc

Hangzhou City, Zhejiang Province, China

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landbay Inc. and subsidiary (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations and Comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

Revenue recognition is a significant aspect of the financial statements. During our audit for the financial year ended March 31, 2025, we identified several critical audit matters related to revenue recognition, which involved significant judgment in applying the criteria under contractual arrangements.

Our audit procedures in this area, among others, included testing the completeness, accuracy, and occurrence of revenue. These procedures included the following:

➢	Obtained and reviewed the service agreements to understand the terms and conditions relevant to revenue recognition;

➢	Performed walkthroughs of sales transactions to evaluate the working flow of the key business cycles;

➢	Obtained and assessed the reasonableness of management’s revenue recognition memo, including the analysis of principal-versus-agent considerations and related conclusions;

➢	Tested the mathematical accuracy of management’s revenue calculations and the appropriateness of the timing of revenue recognized in the financial statements.

➢	Performed cut-off testing of revenue transactions occurring before and after the balance sheet date to ensure proper period recognition.

➢	Tested the occurrence and accuracy of revenue through confirmation procedures with customers.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2022.

Rowland Heights, CA

August 8, 2025

LANDBAY INC

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND 2024

	March 31,	March 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$4,701	$8,761
Loans Receivable	50,354	-
Other receivable	41	-

Total Current Assets	55,096	8,761

TOTAL ASSETS	$55,096	$8,761

LIABILITIES AND STOCKHOLDERS’ DEFICT
CURRENT LIABILITIES:
Shareholder loans	$101,437	$104,187
Income tax payable	2,109	-
Other payable	-	1,966
Total Current Liabilities	103,546	106,153
TOTAL LIABILITIES	$103,546	$106,153

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value, 20,000,000 shares authorized, nil shares issued and outstanding)	-	-
Class A common stock ($0.001 par value, 130,000,000 shares authorized, 30,000,000 shares issued and outstanding)	30,000	30,000
Additional paid in capital	428,054	325,659
Accumulated deficit	(506,151)	(453,051)
Accumulated other comprehensive loss	(353)	-
Total Stockholders’ Deficit	(48,450)	(97,392)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICT	$55,096	$8,761

The accompanying notes are part of these financial statements

LANDBAY INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended March 31,
	2025	2024
Revenues:
Revenue – sales	$564,781	$9,539
Cost of goods sold	(508,170)	(7,494)
Gross profit	56,611	2,045

Operating expenses

General and administrative expenses	106,738	43,164

Total operating expenses	106,738	43,164

Loss from operations	(50,127)	(41,119)

Other income (expense)
Gain on disposal of fixed assets	-	28,000
Other income (expense)	43	(18)
Total other income, net	43	27,982

Net loss before income tax	(50,084)	(13,137)
Income tax expense	3,016	-
Net loss	$(53,100)	$(13,137)

Other comprehensive loss
Foreign currency translation loss	(353)	-
Total other comprehensive loss	(353)	-

Comprehensive loss	$(53,453)	$(13,137)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	30,000,000	30,000,000

The accompanying notes are part of these financial statements.

LANDBAY INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICT

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2024	30,000,000	$30,000	$325,659	$(453,051)	$—	$(97,392)
Loan forgiveness by related parties	—	—	102,395	—	—	102,395
Other comprehensive loss	—	—	—	—	(353)	(353)
Net loss	—	—	—	(53,100)	—	(53,100)
Balance, March 31, 2025	30,000,000	$30,000	$428,054	$(506,151)	$(353)	$(48,450)

	Class A Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2023	30,000,000	$30,000	$325,659	$(439,914)	$(84,255)
Net loss	-	-	-	(13,137)	(13,137)
Balances, March 31, 2024	30,000,000	$30,000	$325,659	$(453,051)	$(97,392)

The accompanying notes are part of these financial statements.

LANDBAY INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,100)	$(13,137)
Adjustments to reconcile loss to net cash used in operating activities:
Disposal gain on fixed assets	-	(28,000)

Changes in assets and liabilities:

Inventories	-	7,494
Other receivable	(42)	-
Income tax payable	2,122	-
Other payable	(1,966)	1,568
Net cash used in operating activities	(52,986)	(32,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to third parties	(50,688)	-
Net cash used in investing activities	(50,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	101,523	32,731
Repayment to previous shareholder	(1,878)	-
Net cash provided by financing activities	99,645	32,731

Effect of exchange rate on cash	(31)	-
Net increase (decrease) in Cash	(4,060)	656
Cash at beginning of the year:	8,761	8,105
Cash at end of the year:	$4,701	$8,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$894	$58
Noncash investing and financing activities
The price of disposal for fixed assets offset by related party loan	$-	$28,000
Loan forgiveness by related parties	$102,395	$-

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

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), which was closed on April 23, 2024. Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Stock of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Stock shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. The Board of Directors (“Board”) appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

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

For the year ended March 31, 2025, Zhejiang Toumi generated net revenue of $564,781 from the sale of network equipment and providing online data marketing services to customers, achieving a gross profit of $56,611 from its revenue streams.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America. The financial statements are presented in US dollar.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, other receivable, other payable and shareholder loans approximate fair value because of the short-term nature of these items.

Cash

Cash and cash equivalents include cash on hand, cash in banks and highly liquid investments with maturities of three months or less at the date of origination. The Company maintains its cash balance at a financial institution located in People’s Republic of China (“PRC”). Cash account at the PRC financial institution is insured by the PRC up to RMB 500,000 (approximately $69,000).

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

Concentration

The following customers accounted for 10% or more of our revenue for the years ended March 31, 2025 and 2024:

	Year ended March 31, 2025	Year ended March 31, 2024

Customer A	20%	—
Customer B	18%	—
Customer C	16%	—
Customer D	13%	—
Customer E	12%	—
Customer F	11%	—
Customer G	—	33%
Customer H	—	13%
Customer I	—	13%
Customer J	—	13%
Customer K	—	13%
Customer L	—	12%

Total	90%	97%

The following suppliers accounted for 10% or more of our purchases for the years ended March 31, 2025 and 2024:

	Year ended March 31, 2025	Year ended March 31, 2024

Supplier A	30%	—
Supplier B	25%	—
Supplier C	15%	—
Supplier D	12%	—
Supplier F	11%	—
Total	93%	—

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

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on Aprill 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the years ended March 31, 2025 and 2024, the Company had one single segment based on management structure located in Hangzhou, PRC. Because substantially all of the Company’s revenues are derived from the PRC, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations and other comprehensive income (loss). The Company determines that cost of goods sold (“COGS”) are the significant segment cost. COGS for the years ended March 31, 2025 and 2024 were $508,170 and $7,494, respectively.

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

The Company does not have any potentially dilutive instruments as of March 31, 2025 and 2024, thus, anti-dilution issues are not applicable.

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

NOTE 4 – LOANS RECEIVABLE

On March 14, 2025, the Company entered into an agreement with a third-party individual, pursuant to which it advanced $13,780 (RMB 100,000). The loan was unsecured, bore interest at an annual rate of 3%, and was scheduled to be repaid in full, including principal and interest, on the maturity date of March 13, 2026. The loan was subsequently collected in full on July 14, 2025.

During the year ended March 31, 2025, the Company also advanced $36,574 (RMB 265,400) to a third-party entity. This loan receivable is unsecured and non-interest-bearing. The Company expects to collect the loan on or before December 31, 2025.

NOTE 5 - STOCKHOLDER’S EQUITY

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

On February 20, 2025, the Company amended its article with New York State to increase the authorized Class A common shares with a par value of $0.001 to 130,000,000 shares and added 20,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2025, the Company has a total of 30,000,000 shares of Class A common stocks issued and outstanding and no preferred share has been issued.

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

During the years ended March 31, 2025 and 2024, the Company borrowed additional loans in the amounts of $86 and $32,731 from the former President of the Company and Northern Ifurniture Inc. (“Ifurniture”), an entity under the common control of the former President, respectively. On March 29, 2024, the Company entered into an asset disposal and loan conversion agreement (the “ADLC Agreement”) with the former President of the Company. Pursuant to the ADLC Agreement, the Company settled loan of $28,000 owed to the former President with a vehicle owned by the Company. The vehicle has been fully depreciated, and the transaction resulted in a disposal gain of $28,000. During the year ended March 31, 2025, loans of $102,395 was forgiven, which was treated as an equity transaction with shareholders with no gain or loss recognized, and $1,878 was repaid in cash. As of March 31, 2025 and 2024, the balances of loans owed to the former President and Ifuniture totaled $nil and $104,187, respectively, bearing no interest, unsecured and due on demand.

During the year ended March 31, 2025, the Company borrowed loan in the aggregated amount of $101,437 from Chunyang Liu, President and CEO of the Company, for working capital purpose. As of March 31, 2025, total amount owed to President and CEO of the Company was $101,437. The loan is unsecured, non-interest-bearing and due on demand.

NOTE 7 – INCOME TAXES

For the years ended March 31, 2025 and 2024, the Company has incurred a net loss before tax of $50,084 and $13,137, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of March 31, 2025 and 2024, deferred tax assets resulted from NOLs of approximately $101,000 and $109,000, which was fully reserved for valuation allowance due to they are most likely than not to be realized.

The subsidiary is registered in the People’s Republic of China (“PRC”), and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the US and the PRC for the year ended March 31, 2025 and 2024 is as follows:

	Year ended March 31, 2025	Year ended March 31, 2024

US statutory income tax rate	21%	21%
Valuation allowance recognized with respect to the loss in the US company	(21)%	(21)%
China statutory income tax rate	25%	—
Non-PRC entities not subject to PRC income taxes	(31)%	—
Effective tax rate	(6)%	—

NOTE 8 – SUBSEQUENT EVENTS

On June 30, 2025, the Company’s fully owned subsidiary, Zhejiang Toumi, which name was changed to Zhejiang Languoke Holiding Co., Ltd. (Zhejiang LGK) on July 28, 2025, entered into two Equity Transfer Agreements with two third-party individuals to acquire the 100% ownership of Hangzhou Runru Kang Health Management Co., LTD, which name was changed to Zhejiang Lanwan Biotechnology Co., Ltd. (Zhejiang Lanwan), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $nil. Upon consummated, Zhejiang Lanwan became Zhejiang LGK’s wholly owned subsidiary in the PRC. Zhejiang Lanwan was originally registered on September 27, 2023 and no operations since its inception.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses in our internal controls over financial reporting as of March 31, 2025 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedures were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2025. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Chunyang Liu	50	President, CEO and Chairman	2024
Lidong Wang	34	CFO and Director	2024
Wenfang Lu	31	Secretary and Director	2024

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

Item 11. Executive Compensation

During the years ended March 31, 2025, 2024 and 2023, no salaries were paid to any officers or directors.

Executive compensation during the years ended March 31, 2025, 2024 and 2023, were as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaowei Jin	2025	-	-	-	-	-	-	-	-
Former CEO/CFO/Director (1)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
Chunyang Liu CEO/Director (2)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-
Lidong Wang CFO/Director (3)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-
Wengfang Lu Secretary/Director (4)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

(1). Ms. Xiaowei Jin resigned as CEO and CFO of the Company on April 23, 2024, and resigned as a director of the Company on May 4, 2024.

(2). Mr. Chunyang Liu was appointed as CEO of the Company on April 23, 2024, and appointed as a director of the Company on May 4, 2024.

(3). Mr. Lidong Wang was appointed as CFO of the Company on April 23, 2024, and appointed as a director of the Company on May 4, 2024.

(4). Mr. Wenfang Lu was appointed as Secretary of the Company on April 23, 2024, and appointed as a director of the Company on May 4, 2024.

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of March 31, 2025.

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

Item 12. Security ownership of certain beneficial owners and management

The following table sets forth, as of July 31, 2025, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 30,000,000 shares outstanding on July 31, 2025.

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

(1) Based upon 30,000,000 shares outstanding as of July 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has been provided office space by its former President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

During the years ended March 31, 2025 and 2024, the Company borrowed additional loans in the amounts of $86 and $32,731 from the former President of the Company and Northern Ifurniture Inc. (“Ifurniture”), an entity under the common control of the former President, respectively. On March 29, 2024, the Company entered into an asset disposal and loan conversion agreement (the “ADLC Agreement”) with the former President of the Company. Pursuant to the ADLC Agreement, the Company settled loan of $28,000 owed to the former President with a vehicle owned by the Company. The vehicle has been fully depreciated, and the transaction resulted in a disposal gain of $28,000. During the year ended March 31, 2025, loans of $102,395 was forgiven, which was treated as an equity transaction with shareholders with no gain or loss recognized, and $1,878 was repaid in cash. As of March 31, 2025 and 2024, the balances of loans owed to the former President and Ifuniture totaled $nil and $104,187, respectively, bearing no interest, unsecured and due on demand.

During the year ended March 31, 2025, the Company borrowed loan in the aggregated amount of $101,437 from Chunyang Liu, President and CEO of the Company, for working capital purpose. As of March 31, 2025, total amount owed to President and CEO of the Company was $101,437. The loan is unsecured, non-interest-bearing and due on demand.

Item 14. Principal Accounting Fees and Services

During the years ended March 31, 2025 and 2024, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended March 31, 2025, as contained in this Report, are estimated and included for the fiscal year ended March 31, 2025.

	Years ended March 31,
	2025	2024

Audit Fees - Simon & Edward, LLP	$22,500	$13,535
Audit-Related Fees	$—	$—
Tax Fee	$4,500	$1,000
Total Fees	$27,000	$14,535

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Simon & Edward, LLP independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2025.

LANDBAY INC

By:	/s/ Chunyang Liu
Chunyang Liu, Chief Executive Officer

Name	Position	Date

/s/ Chunyang Liu	Chief Executive Officer, President and Chairperson of the Board of Directors	August 8, 2025
Chunyang Liu	(Principal Executive Officer)

/s/ Lidong Wang	Chief Financial Officer and Director	August 8, 2025
Lidong Wang	(Principal Financial and Accounting Officer)

/s/ Wenfang Lu	Secretary and Director	August 8, 2025
Wenfang Lu

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on April 25, 2016)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on April 25, 2016)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 25, 2016.

**	Filed herewith

