Form 10-Q
period 2025-06-30
Landbay Inc
filed 2026-02-02
CIK 1672572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
Hangzhou City, Zhejiang Province, China, 311100
(Address of Principal Executive Office) (Zip Code)

+86-13162881535
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

As of January 22, 2026, the registrant had 30,000,000 shares of Class A common shares outstanding, $0.001 par value.

LANDBAY INC

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2025

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LANDBAY INC

LANDBAY INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2025 (UNAUDITED) AND MARCH 31, 2025 (AUDITED)

	June 30, 2025	March 31, 2025
	(Unaudited)	(Audited)
	(Consolidated)	(Consolidated)
ASSETS
Current Assets:
Cash	$16,748	$4,701
Loans receivable	53,611	50,354
Other receivable	42	41

Total current assets	70,401	55,096

TOTAL ASSETS	$70,401	$55,096

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
Shareholder loans	$101,437	$101,437
Income taxes payable	951	2,109
Other payable and accrual	4,232	—
Total Current Liabilities	106,620	103,546
TOTAL LIABILITIES	$106,620	$103,546

Shareholders’ deficit
Preferred shares ($0.001 par value, 20,000,000 shares authorized, nil shares issued and outstanding)	—	—
Class A common shares ($0.001 par value, 130,000,000 shares authorized, 30,000,000 shares issued and outstanding)	30,000	30,000
Additional paid-in capital	428,054	428,054
Accumulated deficit	(494,668)	(506,151)
Accumulated other comprehensive income/(loss)	395	(353)
Total Shareholders' deficit	(36,219)	(48,450)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$70,401	$55,096

The accompanying notes are part of these condensed consolidated financial statements.

LANDBAY INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	For the three months ended June 30,
	2025	2024
	(Consolidated)	(Standalone)
Revenues:
Revenue-sales	$156,552	$—
Cost of sales	(140,897)	—
Gross Profit	15,655	—

Operating expenses:
General and administrative expenses	3,401	48,851
Total operating expenses	3,401	48,851

Profit/(Loss) from operations	12,254	(48,851)

Other income
Other income	—	23
Total other income, net	—	23

Net profit/(loss) before income tax	$12,254	$(48,828)

Income taxes expense	771	—

Net income/(loss)	$11,483	$(48,828)

Other comprehensive income
Foreign currency translation income	748	—
Total other comprehensive income	748	—

Comprehensive income/(loss)	$12,231	$(48,828)

Net income/(loss) per share - basic and diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	30,000,000	30,000,000

Comparative quarter reflects the standalone parent only (unconsolidated). Consolidation of subsidiary commenced in Q2 of fiscal year 2025 – see Note 1

The accompanying notes are part of these condensed consolidated financial statements.

LANDBAY INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	Class A Common Shares
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders’ Deficit

Balance, March 31, 2025	30,000,000	$30,000	$428,054	$(506,151)	$(353)	$(48,450)
Net income	—	—	—	11,483	—	11,483
Other comprehensive income	—	—	—	—	748	748
Balance, June 30, 2025	30,000,000	$30,000	$428,054	$(494,668)	$395	$(36,219)

	Class A Common Shares
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit

Balance, March 31, 2024	30,000,000	$30,000	$325,659	$(453,051)	$—	$(97,392)
Loan forgiveness by related parties	—	—	102,395	—	—	102,395
Net loss	—	—	—	(48,828)	—	(48,828)
Balance, June 30, 2024	30,000,000	$30,000	$428,054	$(501,879)	$—	$(43,825)

Comparative quarter reflects the standalone parent only (unconsolidated). Consolidation of subsidiary commenced in Q2 of fiscal year 2025 – see Note 1.

The accompanying notes are part of these condensed unaudited consolidated financial statements

 LANDBAY INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	For three months ended June 30,
	2025	2024
	(Consolidated)	(Standalone)
Cash Flows From Operating Activities:
Net profit/(loss)	$11,483	$(48,828)
Changes in assets and liabilities:
Loans receivable	(3,257)	—
Other receivable	(1)	—
Other payable and accrual	4,232	(1,966)
Income tax payable	(1,158)	—
Net cash provided by/(used in) operating activities	11,299	(50,794)

Cash Flows From Financing Activities:
Proceeds from shareholder's Loans	—	43,911
Repayment of loan to former shareholder	—	(1,878)
Net cash provided by financing activities	—	42,033

Effect of exchange rate on cash	748	—
Net increase/(decrease) in cash	12,047	(8,761)
Cash at beginning of period	4,701	8,761

Cash at end of period	$16,748	$—

Supplement disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$—	$—
Income Tax paid	$1,929	$—

Non-cash investing and financing activities:
Loan forgiveness by related parties	$—	$102,395

 Comparative quarter reflects the standalone parent only (unconsolidated). Consolidation of subsidiary commenced in Q2 of fiscal year 2025 – see Note 1.

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

On July 24, 2019, Larison Inc, 100% controlled by the prior president and the principal shareholder of the Company (“Seller”), entered into a Shares Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of Class A common shares of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of Class A common shares. As a result, the transaction led to a change of the control and the management team of the Company. Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company changed its focus to operate furniture retail business and furniture design business in the New York area.

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Shares Purchase Agreement (the “SPA”), which was closed on April 23, 2024 (the “Closing”). Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Shares of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. At the Closing, the Board of Directors (“Board”) of the Company appointed Mr. Chunyang Liu as the President and CEO, Mr. Lidong Wang as the CFO and Mr. Wenfang Lu as the Secretary of the Company. Also on the same date, the Board appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

On July 17, 2024, the Company established a wholly owned subsidiary, Zhejiang Toumi Holding Co., Ltd. (“Zhejiang Toumi”) in Hangzhou City, Zhejiang Province, China. Zhejiang Toumi’s business scope covers technical consulting, technology development, software development, electronic product sales, enterprise consulting management and other fields. The Company plans to launch its live software service business through its subsidiary, Zhejiang Toumi. While the launch was initially scheduled for August 2024, technical issues have delayed the process, and the preparations are still ongoing.

For the three months ended June 30, 2025, Zhejiang Toumi generated net revenue of $156,552 from providing online data marketing services to customers, achieving a gross profit of $15,655 from its revenue streams.

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

Concentration

For the three months ended June 30, 2025, the Company derived 100% of its revenue from a single customer. For the three months ended June 30, 2024, the Company did not generate any revenue. The Company’s cost of sales for the three months ended June 30, 2025 consisted entirely of purchases from a single vendor.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker (“CODM”) evaluates financial information for purposes of allocating resources and assessing performance.

The Company has determined that it has one reportable operating segment, as the CODM manages the business on a consolidated basis. For the three months ended June 30, 2025, operations are primarily conducted through our subsidiary, Zhejiang Toumi Holding Co., Ltd., established on July 17, 2024, which provides intelligent data-driven marketing services and customized technology development services. For the three months ended June 30, 2024, the Company had minimal operations prior to the establishment of its subsidiary. Accordingly, all revenues, assets, and results are reviewed at the Group level, and no separate financial information is regularly reviewed for other components or business lines.

Recently Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that entities disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The new standard is effective for the Company beginning December 15, 2024, with early adoption permitted. The Company does not believe the adoption of this new guidance will have material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses”. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s condensed consolidated financial statement disclosures.

In March 2025, the FASB issued ASU 2025-02, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122”, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 3 – GOING CONCERN ASSESSMENT

The Company has identified conditions and events that raise substantial doubt about its ability to continue as a going concern. Although the Company generated a small amount of net income and net cash inflows during the current quarter, its core business operations remain in an early stage and have not yet achieved sustainable operating activities. In addition, the Company has incurred significant accumulated losses, resulting in a net capital deficiency. Accordingly, substantial doubt exists regarding the Company’s ability to continue as a going concern.

Management’s plans to alleviate this substantial doubt include efforts to improve operating performance and profitability, increase cash flows from operations to meet ongoing operating requirements, and obtain additional working capital support from the Company’s majority shareholder and President. However, there can be no assurance that these plans will be successfully implemented or that such financing will be available on acceptable terms, if at all, to fund the Company’s future capital expenditures and operating needs.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets, or the amounts or classification of liabilities, that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has been provided office space by its President at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

As of June 30, 2025 and March 31, 2025, the balances of loans owed to Chunyang Liu, President and CEO of the Company, totaled $101,437 and $101,437, respectively, bearing no interest, unsecured and due on demand.

NOTE 5 - OTHER PAYABLE AND ACCRUALS

As of June 30, 2025, the Company’s other payable and accruals totaled $4,232, consisting of $1,061 of other payable and $3,171 of accrued listing professional service fees. There were no balances as of March 31, 2025. These amounts are unsecured, bear no interest, and are expected to be settled in the ordinary course of business.

NOTE 6 – INCOME TAX

For the three months ended June 30, 2025, the US Company reported no taxable income for the period. For the three months ended June 30, 2024, the US Company has incurred a net loss before tax of $48,828,. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2025 and March 31, 2025, deferred tax assets resulted from NOLs of approximately $117,529 and $101,000, which was fully reserved for valuation allowance due to they are most likely than not to be realized.

The subsidiary is registered in the People’s Republic of China (“PRC”), and is therefore subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate in the US and the PRC for the three months ended June 30, 2025 and 2024 is as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024

US statutory income tax rate	21%	21%
Valuation allowance recognized with respect to the loss in the US Company	(21)%	(21)%
China statutory income tax rate	25%	—
Non-PRC entities not subject to PRC income taxes	1%	—
Effective tax rate	5%	—

NOTE 7 – SUBSEQUENT EVENT

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

The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the condensed consolidated financial statements.

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

On July 24, 2019, Larison Inc, 100% controlled by the prior president and the principal shareholder of the Company (“Seller”), entered into a Shares Purchase Agreement (the “Agreement”) with Northern Ifurniture Inc (the “Buyer”). Pursuant to the Agreement, Seller agreed to sell to the Buyer and the Buyer agreed to purchase from Seller a total of 9,222,350 shares of Class A common shares of the Company Purchased Shares, which represented approximately 96% of the Company’s issued and outstanding shares of Class A common shares. As a result, the transaction led to a change of the control and the management team of the Company. Prior to the change of the management team, the Company was engaging in holding or trading securities in the US market, as well as to trade and hold whisky in the UK market. The Company changed its focus to operate furniture retail business and furniture design business in the New York area.

On March 25, 2024, Northern Ifurniture Inc (the “Seller”) and Chunyang Liu (the “Purchaser”) entered into a Shares Purchase Agreement (the “SPA”), which was closed on April 23, 2024 (the “Closing”). Pursuant to the SPA, among other provisions, the Seller agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Seller a total of 29,383,700 shares of Class A Common Shares of the Company held in the name of the Seller (the “Purchased Shares”). The Purchased Shares represented approximately 97.9% of the Company’s issued and outstanding Class A Common Shares. In connection with the transaction contemplated by the SPA and subsequent amendments, all previous officers of the Company will resign from their positions, and new officers designated by the Purchaser will assume their roles on April 23, 2024, with immediate effect. At the Closing, the Board of Directors (“Board”) of the Company appointed Mr. Chunyang Liu as the President and CEO, Mr. Lidong Wang as the CFO and Mr. Wenfang Lu as the Secretary of the Company. Also on the same date, the Board appointed Chunyang Liu, Lidong Wang and Wenfang Lu to fill vacancies on the Company’s Board of Directors caused by the resignation of Ms. Xiaowei Jin, and such appointments and resignation were effective on May 4, 2024.

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

Results of Operation for the three months ended June 30, 2025 and 2024

During the three months ended June 30, 2025, the Company, through its subsidiary Zhejiang Toumi, begun providing online data marketing services, generating revenue of $156,552 with a cost of sales amounting to $140,897. The Company has begun its technology service business in June 2025, following a management change and a shift in business strategy.

During the three months ended June 30, 2025, and 2024, the Company incurred operating expenses of $3,401 and $48,851, respectively. The significant decrease was mainly due to the higher expense in professional fee resulting from the change of control of the Company that occurred during the quarter ended June 30, 2024.

For the same periods, the Company reported a net income of $11,483 and net loss of $48,828, respectively. The turn from loss to profit was due to the revenue that began to generate for the three months ended June 30, 2025, and the decrease in operating expenses.

Equity and Capital Resources

As of June 30, 2025 and March 31, 2025, we had an accumulated deficit of $494,668 and $506,151, respectively. As of June 30, 2025, the Company had cash of $16,748 and a working capital deficit of $36,219, compared to cash of $4,701 and a working capital deficit of $48,450 as of March 31, 2025. The reduction in the working capital deficit was primarily due to the increase in cash.

Going Concern Assessment

The Company has identified conditions and events that raise substantial doubt about its ability to continue as a going concern. Although the Company generated a small amount of net income and net cash inflows during the current quarter, its core business operations remain in an early stage and have not yet achieved sustainable operating activities. In addition, the Company has incurred significant accumulated losses, resulting in a net capital deficiency. Accordingly, substantial doubt exists regarding the Company’s ability to continue as a going concern.

Management’s plans to alleviate this substantial doubt include efforts to improve operating performance and profitability, increase cash flows from operations to meet ongoing operating requirements, and obtain additional working capital support from the Company’s majority shareholder and President. However, there can be no assurance that these plans will be successfully implemented or that such financing will be available on acceptable terms, if at all, to fund the Company’s future capital expenditures and operating needs.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets, or the amounts or classification of liabilities, that may be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANDBAY INC

Date: January 22, 2026	/s/ Chunyang Liu
Chunyang Liu, Chief Executive Officer

Date: January 22, 2026	/s/ Lidong Wang
Lidong Wang, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

